Form 10-Q
period 1996-03-31
EAGLE RIVER INTERACTIVE INC
filed 1996-05-15
CIK 1006638

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28004

                         EAGLE RIVER INTERACTIVE, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                     84-1320277
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization)

                              1060 WEST BEAVER CREEK BOULEVARD
                                    AVON, COLORADO 81620
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                       (970) 845-8300

              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes / /     No /X/

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                              OUTSTANDING AT MAY 15, 1996
                    -----                              ---------------------------
        Common Stock, $.001 par value                       11,472,448 shares

===============================================================================

                         Eagle River Interactive, Inc.
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996
                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I. FINANCIAL INFORMATION
       Item 1. Financial Statements
            Consolidated Condensed Balance Sheets as of March 31, 1996 and
               December 31, 1995.....................................................    3
            Consolidated Condensed Statements of Operations for the Three Months
            Ended March 31, 1996 and 1995............................................    4
            Consolidated Condensed Statement of Stockholders' Equity for the Three
            Months Ended March 31, 1996..............................................    5
            Consolidated Condensed Statements of Cash Flows for the Three Months
            Ended March 31, 1996 and 1995............................................    6
            Notes to Consolidated Condensed Financial Statements.....................    7
       Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................................   10
PART II. OTHER INFORMATION
       Item 1. Legal Proceedings.....................................................   15
       Item 6. Exhibits and Reports on Form 8-K......................................   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                     DECEMBER
                                                                     MARCH 31,          31,
                                                                       1996            1995
                                                                    -----------     -----------
                                                                    (UNAUDITED)
Current Assets:
  Cash and cash equivalents.......................................  $47,720,270     $ 1,122,999
  Accounts receivable, net........................................    2,027,520       2,582,771
  Other current assets............................................      779,953         442,354
                                                                     ----------      ----------
          Total Current Assets....................................   50,527,743       4,148,124
                                                                     ----------      ----------
Property and Equipment, net.......................................    2,651,765       2,071,204
Other Assets, net.................................................    3,461,998       3,480,834
                                                                     ----------      ----------
          Total Assets............................................  $56,641,506     $ 9,700,162
                                                                     ==========      ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable................................................  $ 1,338,550     $   736,935
  Accrued liabilities.............................................    1,209,896       1,119,954
  Other current liabilities.......................................      648,204       1,731,612
  Current portion of note payable and capital lease obligations...      665,166         664,952
                                                                     ----------      ----------
          Total Current Liabilities...............................    3,861,816       4,253,453
Note payable and capital lease obligations........................    2,328,663       2,495,924
                                                                     ----------      ----------
          Total Liabilities.......................................    6,190,479       6,749,377
                                                                     ----------      ----------
Mandatory Redeemable Convertible Series A Preferred Stock
  $0.001 par value, 1,342,000 shares authorized, issued and
     outstanding at December 31,1995 (Note 2).....................           --       6,897,654
Stockholders' Equity (Deficit):
  Common stock, $0.001 par value, 30,000,000 shares authorized;
     11,163,448 and 3,137,448 shares issued and outstanding as of
     March 31, 1996 and December 31, 1995, respectively...........       11,163           3,137
Additional paid-in capital........................................   51,454,432         280,758
Accumulated deficit...............................................   (1,014,568)     (4,230,764)
                                                                     ----------      ----------
          Total Stockholders' Equity (Deficit)....................   50,451,027      (3,946,869)
                                                                     ----------      ----------
Total Liabilities and Stockholders' Equity........................  $56,641,506     $ 9,700,162
                                                                     ==========      ==========

      The accompanying notes are an integral part of these balance sheets.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
Revenue.............................................................  $3,772,207     $2,257,517
                                                                      ----------     ----------
Operating Expenses:
  Cost of revenue...................................................   2,314,223      1,332,330
  Selling, general and administrative expenses......................   1,164,579        410,821
  Depreciation and amortization.....................................     259,546        137,026
                                                                      ----------     ----------
          Total Operating Expenses..................................   3,738,348      1,880,177
                                                                      ----------     ----------
Net Operating Profit................................................      33,859        377,340
Other income (expense), net.........................................      56,383       (137,480)
                                                                      ----------     ----------
Income from Continuing Operations...................................      90,242        239,860
                                                                      ----------     ----------
Discontinued Operation..............................................          --        (86,953)
                                                                      ----------     ----------
Net Income..........................................................  $   90,242     $  152,907
                                                                      ==========     ==========
Net Income Per Common and Common Equivalent Share (for the Three
  Months Ended March 31, 1995 see Note 5)...........................  $     0.01
                                                                      ==========
Shares Used in Computing Net Income per Common and Common Equivalent
  Share (for the Three Months Ended March 31, 1995 see Note 5)......   8,728,633
                                                                      ==========

        The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                       SERIES A MANDATORILY                     STOCKHOLDERS' EQUITY (DEFICIT)
                                                                ---------------------------------------------------------------
                                     REDEEMABLE, CONVERTIBLE                                                          TOTAL
                                         PREFERRED STOCK            COMMON STOCK       ADDITIONAL                  STOCKHOLDERS'
                                     ------------------------   --------------------     PAID-IN     ACCUMULATED      EQUITY
                                       SHARES          $          SHARES        $        CAPITAL       DEFICIT      (DEFICIT)
                                     ----------   -----------   -----------  -------   -----------   -----------   ------------
Balances, December 31, 1995........   1,342,000   $ 6,897,654     3,137,448    3,137   $   280,758   $(4,230,764)  $(3,946,869 )
Undistributed losses reclassified
  to additional paid-in capital due
  to termination of Subchapter S
  status...........................          --            --            --       --    (3,125,954)    3,125,954            --
Dividends accrued on Series A
  Preferred Stock..................          --       178,688            --       --      (178,688)           --      (178,688 )
Conversion of Series A Preferred
  Stock............................  (1,342,000)   (7,076,342)    4,026,000    4,026     7,072,316            --     7,076,342
Proceeds from initial public stock
  offering, net of underwriter
  commissions and $950,000 of
  offering costs...................          --            --      4,000,00    4,000    47,406,000            --    47,410,000
Net income.........................          --            --            --       --            --        90,242        90,242
                                     ----------   -----------    ----------  -------   -----------   -----------   -----------
Balances, March 31, 1996
  (unaudited)......................          --   $        --    11,163,448  $11,163   $51,454,432   $(1,014,568)  $50,451,027
                                     ==========   ===========    ==========  =======   ===========   ===========   ===========

         The accompanying notes are an integral part of this statement.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................  $    90,242     $   152,907
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization................................      259,546         137,026
     Reserve for bad debts........................................      (25,000)             --
     Changes in assets and liabilities:
       Accounts receivable........................................      580,251         215,125
       Other current assets.......................................     (337,599)        441,144
       Other assets...............................................      (15,382)        (21,355)
       Accounts payable, accrued liabilities and other
        liabilities...............................................     (391,851)     (1,089,970)
                                                                    -----------     -----------
          Net cash provided by (used in) operating activities.....      160,207        (165,123)
                                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..............................     (752,639)       (192,571)
  Advances to affiliates..........................................      (53,250)             --
                                                                    -----------     -----------
          Net cash used in investing activities...................     (805,889)       (192,571)
                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates........................................           --         337,376
  Cash portion of SkiView assets purchased........................           --          53,900
  Proceeds from lines of credit...................................      250,000         469,250
  Repayment of lines of credit....................................     (250,000)             --
  Repayment of notes payable and capital leases...................     (167,047)             --
  Proceeds from issuance of common stock, net.....................   47,410,000              --
                                                                    -----------     -----------
          Net cash provided by financing activities...............   47,242,953         860,526
                                                                    -----------     -----------
Net increase in cash and cash equivalents.........................   46,597,271         502,832
Cash and cash equivalents, beginning of period....................    1,122,999         267,235
                                                                    -----------     -----------
Cash and cash equivalents, end of period..........................  $47,720,270     $   770,067
                                                                    ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest expense..................................  $    91,726     $        --
                                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Eagle River Interactive, Inc. (the "Company") creates, develops and deploys interactive solutions to assist a variety of United States companies in communicating effectively with their targeted audiences. The Company creates these solutions by combining its knowledge of leading technologies with its creative expertise and strategic marketing experience.

  Basis of Presentation

     The accompanying consolidated condensed interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-702), as amended, filed with the Commission on January 29, 1996 (the "Registration Statement").

     The accompanying unaudited consolidated condensed interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying consolidated condensed financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     For purposes of the March 31, 1995 Consolidated Condensed Statement of Operations, selling costs were reclassified from cost of revenue to selling, general and administrative.

2. INITIAL PUBLIC OFFERING

     In March 1996 the Company completed an initial public offering of 4,000,000 shares of its common stock at a price of $13.00 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company from the offering were $47,410,000. Upon the closing of the offering, all 1,342,000 shares of Mandatorily Redeemable Convertible Series A Preferred Stock ("Series A Preferred Stock") outstanding were converted into 4,026,000 shares of common stock.

     In addition, the terms of the Series A Preferred Stock provided that accrued dividends were not payable upon conversion of the Series A Preferred Stock if the market price of the common stock at the time of such conversion exceeded $5.00 per share. At the conversion date $336,342 in Series A Preferred Stock dividends had been accrued. These accrued dividends were restored to additional paid-in capital upon the closing of the initial public offering as the market price of the common stock on the date of conversion was the initial public offering price of $13.00 per share.

     In April 1996, the underwriters of the Company's initial public offering exercised their over-allotment option and purchased an additional 309,000 shares of common stock at $13.00 per share from the Company, with net proceeds to the Company aggregating $3,735,810.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

     In connection with the initial public offering, the Company effected a three-for-one split of the Company's common stock. All common stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

     Also in connection with the initial public offering, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock to 30,000,000 shares, to increase the number of authorized shares of preferred stock to 2,000,000 shares and to remove references to the Series A Preferred Stock, which was converted into common stock in connection with the offering.

3. DEBT

  Secured Line of Credit

     In March 1996, the Company obtained a line of credit facility from a bank, secured by accounts receivable, allowing borrowings up to $1.5 million. The Company borrowed $250,000 under this line in March 1996, which was repaid in full.

  SkiView Note

     In connection with the purchase of SkiView, Inc., the Company issued a note payable. The Company repaid the note on April 3, 1996 except for approximately $252,000 which the Company believes may be subject to adjustment.

4. STOCKHOLDERS' EQUITY

  Rights Agreement

     The Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock. Upon certain events, including events which could result in a change in control of the Company, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Preferred Stock at a price of $65 per share.

5. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     As of March 31, 1995, using the provisions of Accounting Principles Board Opinion No. 15, weighted average shares outstanding would be 3,122,448 shares resulting in net income from continuing operations per common and common equivalent share of $0.08 and net income per common and common equivalent share of $0.05.

     Consistent with the Registration Statement, the Company has utilized the provisions of the Commission's Staff Accounting Bulletin No. 83. Common stock and common stock equivalent shares issued by the Company at prices significantly below the public offering price during the twelve month period prior to the offering date (March 20, 1996) would be included in the calculation on a pro forma basis. The shares would be included as if they were outstanding through the quarter ended March 31, 1995 using the treasury stock method at a price of $13.00 per share, the initial public offering price. Using these provisions, the pro forma weighted average shares outstanding as of March 31, 1995 would be 4,483,254 shares resulting in pro forma net income from continuing operations per common and common equivalent share of $0.05.

6. OPTION PLANS

  1995 Executive Stock Option Plan

     In 1995, the Company adopted the 1995 Executive Stock Option Plan (the "Executive Option Plan") whereby certain eligible executives may be granted options. The Company has granted options to purchase an

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES aggregate of 1,913,700 shares under the Executive Option Plan, 987,600 of which have been designated as "Special Options". All of the Special Options became fully vested and exercisable in April 1996 at an exercise price of $3.75 per share. The remaining options granted under the Executive Option Plan become exercisable in four equal annual installments.

  Employee Option Plan

     In 1995, the Company adopted the 1995 Employee Option Plan (the "Employee Option Plan"), whereby certain eligible employees may be granted options. The Compensation Committee of the Board of Directors may grant options to purchase up to an aggregate of 600,000 shares under the Employee Option Plan. The options become exercisable in four equal annual installments. During the 1996 quarter, options to purchase 372,210 shares were granted under the Employee Option Plan at exercise prices ranging from $7.00 to $13.00.

7. INCOME TAXES

     The Company was an S corporation for federal and state income tax purposes until September 29, 1995. Accordingly, the Company was not subject to income tax, as all taxable income or loss of the Company was reported in the tax return of its shareholders for the period from inception (May 25, 1994) through September 29, 1995. Upon the establishment of the Company as a C corporation, a net deferred tax asset of approximately $160,000 was recorded by the Company which has been fully reserved for by a valuation allowance. In addition, pursuant to the Commission's Staff Accounting Bulletin No.4B, $3,125,954 of undistributed losses as of September 29, 1995 were reclassified to additional paid-in capital upon termination of the company's S corporation status.

     The Company has provided a valuation allowance to fully offset its net deferred tax asset primarily due to its limited history of operations and post operating losses.

8. COMMITMENTS AND CONTINGENCIES

     The Company had estimated and recorded an accrual in the amount of $375,000 at December 31, 1995 for the potential liability assumed by the Company relating to certain claims filed by the founder of SkiView, Inc. The Company settled the case in March 1996 for an amount less than the accrual. The excess accrual from December 31, 1995 has been included in other income in the accompanying consolidated condensed interim financial statements at March 31, 1996, net of legal costs incurred related to the case.

     The Company has entered into operating leases for outdoor media space, office space and equipment. As of March 31, 1996, future minimum lease payments required under such operating leases are as follows:

                 TWELVE MONTHS
                     ENDED
                   MARCH 31,
                 -------------
                     1997........................................  $ 1,316,794
                     1998........................................      879,605
                     1999........................................      655,594
                     2000........................................      619,660
                     2001........................................      601,058
                     Thereafter..................................      155,054
                                                                   -----------
                               Total.............................  $ 4,227,765
                                                                   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Condensed Financial Statements and notes thereto.

  Overview

     The Company was formed in September 1995 to act as a parent company for its two principal subsidiaries -- Eagle River Communications, Inc. ("Eagle River Communications") and Ski View, Inc. ("SkiView"). Eagle River Communications was organized in May 1994 and, until June 1995, its activities were limited to start-up activities, including raising capital, recruiting key operating personnel and pursuing acquisitions of other companies. In September 1995, Eagle River Communications became a subsidiary of the Company. Eagle River Communications has recently been merged into the Company.

     The Company creates, develops and deploys interactive solutions that assist companies in communicating effectively with their targeted audiences. The Company also offers traditional outdoor media advertising at ski resorts in the United States. The Company did not generate significant revenue from its interactive services until the second half of 1995 and has yet to generate operating income from such services. In the quarter ended March 31, 1996 (the "1996 Quarter"), approximately 45% of the Company's revenue was generated by the Company's interactive business and approximately 55% of the Company's revenue was generated by the sale of outdoor media advertising through its SkiView subsidiary. The Company expects that its revenue mix will continue to shift significantly as the Company continues to focus resources on providing interactive services.

     In September 1995, the Company purchased the assets of the SkiView business and assumed certain liabilities related thereto. From January 1, 1995 through the date of purchase, Eagle River Communications operated the SkiView business pursuant to an operating agreement that allocated to the Company substantially all of the economic benefits and risks associated with the operations of the SkiView business. For financial reporting purposes, the Company has accounted for the SkiView acquisition as a purchase, and the Company has included the operations of the SkiView business, effective January 1, 1995, in these consolidated condensed financial statements. Eagle River Communications also had entered into a similar operating agreement effective January 1, 1995, in these consolidated condensed financial statements. Eagle River Communications also had entered into a similar operating agreement effective January 1, 1995 with respect to the audio and video production business of Production Masters, Inc. ("PMI"). Effective July 31, 1995, the operating agreement related to the business of PMI was terminated and PMI was subsequently liquidated. PMI is reflected in the Company's unaudited Consolidated Condensed Financial Statements as a discontinued operation in 1995.

     The market for interactive services has only recently begun to develop and is evolving rapidly. Demand and market acceptance for the Company's recently introduced products and services are subject to a high level of uncertainty. If the market for interactive solutions fails to develop, or develops more slowly than expected, or if the Company's products and services do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. See "Risk Factors -- Risks Related to the Interactive Marketing Services Industry -- Developing Market for Interactive Marketing Solutions; Unproven Acceptance of the Company's Products" included in the Registration Statement.

     Prior to 1996, the Company had on an annual basis incurred losses since its inception and had an accumulated deficit of $4,230,764 at December 31, 1995. At March 31, 1996, the Company had an accumulated deficit of $1,014,568, which reflects a reclassification of $3,125,954 of accumulated deficit to additional paid-in capital upon the Company's conversion from an S corporation in September 1995. The Company's operations are subject to certain risks and uncertainties including, among others, a limited operating history, substantial operating losses, management's plan for rapid growth and expansion (particularly in its interactive marketing services business), rapidly changing technology, and potential competitors with greater financial, technical and marketing resources. See "Risk Factors -- Risks Relating to the Company -- Limited Operating
History; Net Losses; Accumulated Deficit," "Management of Growth; Risks Associated with Expansion" and "Certain Transactions" included in the

Company's Registration Statement.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995

  General

     The Company has two revenue sources -- outdoor media advertising and interactive services. The Company sells outdoor media at ski areas to advertisers for a specific period of time, generally November through April, which approximates the ski season. The Company recognizes this revenue ratably over the period the media are provided to the customer. In some cases, the Company produces the advertising content in addition to selling the media to its customers. In such cases, the production revenue is recognized when the production work is completed. In addition, the Company provides promotional services related to events sponsored by various advertisers throughout the ski season. Promotion revenue is recognized as the events are held, primarily in January through March.

     The Company also generates revenue from interactive services, primarily through fixed-fee contracts. The Company's interactive customers generally retain the Company on a project-by-project basis. The Company has no material contract that commits any interactive customer to use the Company's services on a long-term basis. Interactive services contracts are generally completed within three to nine months. Interactive service revenue is recognized using the percentage of completion method on an individual contract basis. Percentage complete is determined based upon the ratio of costs incurred to total estimated costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project, which can only be determined upon project completion. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable.

     Costs related to the Company's outdoor media sales include primarily sales and operating expenses, sign installation and maintenance costs (which are recognized as incurred on an accrual basis) and tower and transit rental costs (which are recognized ratably over the November to April ski season to coincide with the period over which related revenue is recognized). Costs related to interactive services consist primarily of labor expenses for creative design, account management and sales personnel. The Company is currently increasing its expense levels to accommodate the growth anticipated by the Company in its interactive services as a result of a number of factors, including substantially increasing the number of employees, opening new offices and investing in equipment. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

  Revenue

     Revenue for the three months ended March 31, 1995 (the "1995 Quarter") consisted of approximately $2.2 million of outdoor media and promotion revenue and approximately $27,000 of interactive consulting services revenue provided by the Company to Sea Vision Inc. ("Sea Vision"), an affiliate of the Company. Revenue for the 1996 Quarter was approximately $3.8 million, or a 70% increase over the 1995 Quarter. The 1996 Quarter consisted of approximately $2.1 million of outdoor media and promotion revenue and approximately $1.7 million of interactive services revenue. The growth in interactive services revenue from the 1995 Quarter to the 1996 Quarter was a result of the increase in the number of interactive projects from both new and existing customers.

  Cost of Revenue

     The Company's cost of revenue for the 1996 Quarter and 1995 Quarter was approximately $2.3 million and $1.3 million, respectively, and consisted of approximately $0.9 million and $1.3 million, respectively, related to the outdoor media and promotion business and approximately $1.4 million and $60,000, respectively, related to interactive services.

     During the 1996 Quarter, the Company provided outdoor media and promotion at approximately 125 ski resorts. Cost of revenue for outdoor media and promotion includes the wages of operating personnel, related travel expenses, and signage materials and maintenance. The Company achieved significant cost savings in the 1996 Quarter over the 1995 Quarter in the outdoor media business due to operating efficiencies and a reduced staffing level. The Company anticipates that the cost of revenue related to outdoor media and promotion should remain relatively stable as a percentage of media revenue.

     Cost of revenue for interactive services primarily includes labor and related benefits for creative design and account management personnel, direct travel costs and occupancy. During the 1995 Quarter the Company was beginning to develop its interactive business. Interactive services revenue during that period related to consulting services provided by Terence M. Graunke, the Company's Chief Executive Officer, to SeaVision, a related party. Direct consulting revenue costs were not significant. By the 1996 Quarter the Company had expanded its Avon and Dallas operations and opened an office in Palo Alto, California as well as several smaller offices. As a result, costs increased significantly in all areas of the interactive segment, particularly in labor and related benefits and occupancy costs. The Company anticipates that the cost of revenue related to interactive services will increase significantly in the remainder of 1996 in anticipation of revenue growth.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses include costs related to senior executives of the Company, as well as costs for the sales and marketing, accounting, information systems and human resource functions. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. Selling, general and administrative expenses of approximately $0.4 million during the 1995 Quarter were primarily related to the continued early development of the Company. See Note 1 to Consolidated Condensed Financial Statements. For the 1996 Quarter, selling, general and administrative expenses were approximately $1.2 million. This increase was primarily due to the growth of the Company's interactive services business and the corresponding increase in the number of executive, marketing, and administrative personnel and the number of offices. The Company expects selling, general and administrative expenses to increase during the remainder of 1996 as it continues to build its infrastructure and sales force.

  Depreciation and Amortization

     Depreciation and amortization expense of approximately $137,000 during the 1995 Quarter consisted of approximately $44,000 of depreciation of equipment and approximately $93,000 of amortization of organization costs and goodwill related to acquisitions. For the 1996 Quarter, depreciation and amortization expense of approximately $260,000 consisted of approximately $172,000 of depreciation and approximately $87,000 of amortization. The increase in depreciation expense reflects the significant investment the Company has made in its computer and office equipment over the past year. The Company expects depreciation and amortization to increase in absolute dollar terms, particularly as the Company occupies its new office space in Mountain View, California and Chicago, Illinois in the second and third quarters of the year and as it continues to add computer equipment. The Company expects this item as a percentage of sales to decline over time.

  Other Income (Expense)

     Other income (expense) in the 1996 Quarter of approximately $56,000 increased approximately $194,000 from the 1955 Quarter. The increase is primarily attributed to the favorable settlement of the Kohler litigation. Interest income and expense is also included in other income (expense). Interest income has not been a material contributing factor in net income for either the 1995 Quarter or the 1996 Quarter, but the Company expects interest income to increase significantly, at least through 1996, as a result of investing the proceeds from the initial public offering. Interest expense for both the 1995 and 1996 quarters included expense for the SkiView, Inc. note payable. The Company repaid the note subsequent to the 1996 Quarter and will not incur interest expense related to the SkiView note going forward.

  Income taxes

     The Company did not record any income tax benefit in the periods presented in 1995 and 1996 as the realization of available tax losses was not assured.

  Loss from Discontinued Operations

     The Company acquired control of the assets and assumed the liabilities of PMI as of January 1, 1995 under an operating agreement. In July 1995, the Company elected to terminate the operating agreement and discontinue the operations of PMI. The Company was required to pay the costs of discontinuing the operations. The Company recorded a loss of $86,953 from discontinued operations for the 1995 Quarter.

  Quarterly Operating Results in General/Seasonality

     The Company's quarterly operating results may fluctuate due to a variety of factors, including the completion or cancellation of a major project, a reduction in the scope of services to be performed under a major project, the addition or loss of a major customer, the relative mix of higher and lower margin projects, changes in pricing strategies, costs relating to the expansion of operations, the costs of acquisitions, if any, capital expenditures, the hiring or loss of personnel, the opening or closing of offices, and other factors that are outside the Company's control. In addition, the Company has experienced seasonality in its business due to the operations of the outdoor media business, which historically has earned substantially all of its revenues during the months of November through April. As a result of the foregoing and other factors, the Company anticipates that it may experience material fluctuations in operating results on a quarterly basis, which may contribute to volatility in the market price of the common stock. See Risk Factors -- "Risks Relating to the Company -- Limited Operating History; Net Losses; Accumulated Deficit," "Dependence on Key Personnel," "Absence of Long-Term Contracts," "Dependence on Key Accounts," "Management of Growth," "Risks Associated with Expansion," "Exposure to Fixed-Fee Projects," "Potential Fluctuations in Quarterly Operating Results; Seasonality of SkiView Operations; Potential Adverse Effect of Litigation" included in the Registration Statement.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in the Company's operating activities was approximately $165,000 for the 1995 Quarter primarily due to the Company's payment and fulfillment of obligations acquired from the predecessor to SkiView. For the 1996 Quarter approximately $160,000 of cash was generated by operations. Cash used in investment activities was approximately $193,000 and $806,000 for the 1995 and 1996 Quarters, respectively, related primarily to purchases of property and equipment in both years and to the rapid staffing growth and office space expansion in 1996. Cash flows from financing activities were approximately $861,000 and $47,243,000 in the 1995 and 1996 Quarters, respectively. In the 1995 Quarter, the Company financed its operations, acquired equipment and met its working capital requirements through borrowings under lines of credit issued by certain affiliates. These lines have been terminated. The cash inflow from financing activities for the 1996 Quarter reflects the completion of the initial public offering of common stock.

     The Company purchases computer equipment for employees. The cost to provide a fully functional workstation for a typical employee ranges from $12,000 to $20,000 and in some cases even higher depending upon the capacity of the equipment installed. As a result of the Company's plans for growth, it will continue to be required to make substantial investments in computer equipment.

     The Company believes that its operating cash flow, combined with the net proceeds from its initial public offering, will be sufficient to meet its currently anticipated cash needs for working capital, capital expenditures and any funds required to make acquisitions, if any, for the foreseeable future.

     To guard against the risk of a short-term cash shortage prior to the completion of the initial public offering, the Company obtained a line of credit from Harris Trust and Savings Bank for additional liquidity. The Company borrowed $250,000 under this line of credit in March 1996 and repaid the borrowing in full on

March 26, 1996 with a portion of the net proceeds of the offering. The Company canceled the line of credit in the 1996 Quarter.

     In connection with the purchase of SkiView, the Company issued a note payable to former shareholders. The Company repaid the note on April 3, 1996 except for approximately $252,000 which the Company believes may be subject to adjustment.

  Facilities

     The Company's executive offices are located in Avon, Colorado. The Company also has interactive production offices in Dallas, Texas, and Palo Alto, California, has sales executives and account executives in New York, New York, Manhattan Beach, California, and Chicago, Illinois, and has SkiView operations offices in Naples, New York and Park City, Utah. In addition, the Company recently leased additional office space in Dallas and Chicago and is currently in the final stage of negotiating a lease for office space in Mountain View, California to replace the Palo Alto space. All of these facilities are for use in the Company's interactive operations. The annual occupancy costs relating to the Dallas, Chicago and Mountain View facilities is expected to be approximately $615,000. The Company is currently investigating additional space alternatives in New York City to allow the Company to expand its staff as necessary.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In May 1995, the predecessor entity to SkiView filed a lawsuit in the United States District Court for the State of Colorado against Target Media International, Inc. ("TMI") and Joseph J. Kohler III ("Kohler") which sought a declaratory judgment and damages under a consulting contract between TMI/Kohler and SkiView's predecessor. TMI and Kohler filed counterclaims against SkiView seeking damages and declamatory relief. In connection with the Company's purchase of the SkiView business, the Company assumed the liability, if any, related to the litigation, and the Company accrued $375,000 as its estimated liability under this litigation. The litigation was settled on April 4, 1996, by payments to TMI/Kohler aggregating less than the Company's reserves for litigation, in exchange for a full release of all claims by TMI/Kohler against SkiView and a covenant by TMI/Kohler not to interfere with SkiView's then existing customer relationships. The lawsuit was dismissed with prejudice on April 6, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     11 -- Computation of Net Income per Common and Common Equivalent Share

     27 -- Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EAGLE RIVER INTERACTIVE, INC.

Date: May 15, 1996                               /s/  TERENCE M. GRAUNKE
                                            ----------------------------------
                                            Terence M. Graunke
                                            Chairman, President and Chief
                                            Executive Officer

Date: May 15, 1996                               /s/  MARC PINTO
                                            ----------------------------------
                                            Marc Pinto
                                            Executive Vice President,
                                            Chief Financial Officer

EXHIBIT INDEX

                                                            Sequentially
Exhibit No.       Description                               Numbered Page
- - - -----------       -----------                               -------------
    11            Computation of Net Income per
                  Common and Common Equivalent Share

    27            Financial Data Schedule