Form 10-Q
period 1996-06-30
EAGLE RIVER INTERACTIVE INC
filed 1996-08-14
CIK 1006638

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28004

                         EAGLE RIVER INTERACTIVE, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                            84-1320277
 (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification No.)


                        1060 WEST BEAVER CREEK BOULEVARD
                              AVON, COLORADO 81620
              (Address of principal executive offices) (zip code)

                                 (970) 845-8300
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AT AUGUST 15, 1996
            -----                           ------------------------------
   Common Stock, $.001 par value                  13,201,447 shares

                         Eagle River Interactive, Inc.
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996
                                     INDEX

                                                                                                                             PAGE
                                                                                                                            NUMBER
                                                                                                                            ------
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of June 30, 1996 and
              December 31, 1995                                                                                                  3

              Consolidated Condensed Statements of Operations for the Three and Six Months Ended
              June 30, 1996 and 1995                                                                                             4

              Consolidated Condensed Statements of Cash Flows for the Three and Six Months Ended
              June 30, 1996 and 1995                                                                                             5

              Notes to Consolidated Condensed Financial Statements                                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                                    11

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                             16

         Item 6.  Exhibits and Reports on Form 8-K                                                                              16

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollars in Thousands)


                                     ASSETS

                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1996                1995
                                                                               -----------        ------------
                                                                               (UNAUDITED)         (UNAUDITED)
Current Assets:
     Cash and cash equivalents ..............................................   $ 42,783            $  1,144
     Accounts receivable, net ...............................................      2,532               3,438
     Other current assets ...................................................      2,254                 455
                                                                                --------            --------
              Total Current Assets ..........................................     47,569               5,037
                                                                                --------            --------
Property and Equipment, net .................................................      4,739               2,545
Other Assets, net ...........................................................      4,553               3,495
                                                                                --------            --------
Total Assets ................................................................   $ 56,861            $ 11,077
                                                                                ========            ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable .......................................................   $    540            $    954
     Accrued liabilities ....................................................      1,478               1,276
     Other current liabilities ..............................................        261               1,842
     Current portion of note payable and capital lease obligations ..........        589                 857
                                                                                --------            --------
              Total Current Liabilities .....................................      2,868               4,929
Note Payable and Capital Lease Obligations ..................................        919               3,243
                                                                                --------            --------
              Total Liabilities .............................................      3,787               8,172
                                                                                --------            --------
Mandatory Redeemable Convertible Series A Preferred Stock $0.001 par
     value, 1,342,000 shares authorized, issued and
     outstanding at December 31, 1995 (Note 2) ..............................       -                  6,898
Stockholders' Equity (Deficit):
     Common stock, $0.001 par value, 30,000,000 shares authorized;
         12,022,448 and 3,687,448 shares issued and outstanding as of
         June 30, 1996 and December 31, 1995, respectively ..................         11                   3
     Deferred Compensation ..................................................       -                    (18)
     Additional Paid-In Capital .............................................     54,602                 522
     Accumulated Deficit ....................................................     (1,539)             (4,500)
                                                                                --------            --------
              Total Stockholders' Equity (Deficit) ..........................     53,074              (3,993)
                                                                                --------            --------
Total Liabilities and Stockholders' Equity ..................................   $ 56,861            $ 11,077
                                                                                ========            ========


     The accompanying notes are an integral part of these balance sheets.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)




                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   1996            1995            1996            1995
                                                               ------------    ------------    ------------    ------------

Revenue ....................................................   $      4,452    $      2,088    $      9,490    $      5,547
Operating Expenses:
     Cost of revenue .......................................          3,502           1,832           6,761           4,051
     Selling, general and administrative expenses ..........          2,285             785           3,772           1,427
     Depreciation and amortization .........................            407             215             739             426
                                                               ------------    ------------    ------------    ------------
              Total Operating Expenses .....................          6,194           2,832          11,272           5,904
                                                               ------------    ------------    ------------    ------------
Net Operating Profit (loss) ................................         (1,742)           (744)         (1,782)           (357)
Other Income (Expense), net ................................            621            (193)            665            (317)
                                                               ------------    ------------    ------------    ------------
Loss from Continuing Operations before tax benefit .........         (1,121)           (937)         (1,117)           (674)
Tax Benefit ................................................            755            -                755            -
                                                               ------------    ------------    ------------    ------------

Loss from Continuing Operations ............................           (366)           (937)           (362)           (674)
Discontinued Operations ....................................            198            (557)            198            (644)
                                                               ------------    ------------    ------------    ------------
Net  Income (loss) .........................................   $       (168)   $     (1,494)   $       (164)   $     (1,318)
                                                               ============    ============    ============    ============
Net Loss from Continuing Operations Per Common and Common
     Equivalent Share (for the Three Months and
     Six Months Ended June 30, 1995 see Note 4) ............   $      (0.03)                   $      (0.04)
                                                               ============                    ============
Discontinued Operations Per Common and
     Common Equivalent Share ...............................   $        .02                    $        .02
                                                               ============                    ============
Net Loss Per Common and Common Equivalent Share
     (for the Three and Six Months Ended
     June 30, 1995 see Note 4) .............................   $      (0.01)                   $      (0.02)
                                                               ============                    ============
Shares Used in Computing Net Income per Common
     and Common Equivalent Share (for the Three and
     Six Months Ended June 30, 1995 see Note 4) ............     12,022,448                      10,128,211
                                                               ============                    ============




       The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                               -------------------
                                                                               1996           1995
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss  ...............................................................     $   (164)     $ (1,318)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization .........................................          739           426
  Reserve for bad debts .................................................          (75)          --
  Deferred compensation .................................................           18           --
  Deferred tax benefit ..................................................         (795)          --
  Changes in assets and liabilities:
    Accounts receivable .................................................          981           879
    Other current assets ................................................       (1,699)          474
    Other assets ........................................................         (627)          (46)
    Accounts payable, accrued liabilities and other liabilities .........       (1,793)         (826)
                                                                              --------      --------
       Net cash used in operating activities ............................       (3,415)         (411)
                                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ....................................       (2,618)         (917)
  Advances to affiliates ................................................          (53)          --
  Acquisition of shares (Note 2).........................................         (352)          --
                                                                              --------      --------
       Net cash used in investing activities ............................       (3,023)         (917)
                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash portion of SkiView assets purchased ..............................          --             54
  Proceeds from lines of credit .........................................          250         2,182
  Repayment of lines of credit ..........................................         (250)          (42)
  Proceeds from notes payable and capital leases ........................          490           --
  Repayment of notes payable and capital leases .........................       (3,082)          --
  Proceeds from issuance of common stock, net............................       50,669           --
                                                                              --------      --------
       Net cash provided by financing activities ........................       48,077         2,194
                                                                              --------      --------
Net increase in cash and cash equivalents ...............................       41,639           866
                                                                              --------      --------
Cash and cash equivalents, beginning of period ..........................        1,144           284
Cash and cash equivalents, end of period ................................     $ 42,783      $  1,150
                                                                              --------      --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest expense ........................................     $    117      $     28
                                                                              ========      ========


       The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Eagle River Interactive, Inc. (the "Company" or "ERI") creates, develops and deploys interactive solutions to assist a variety of United States companies in communicating effectively with their targeted audiences. The Company creates these solutions by combining its knowledge of leading technologies with its creative expertise and strategic marketing experience.

  Basis of Presentation

     The accompanying consolidated condensed interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-702) as amended (the "Registration Statement").

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

     Certain prior year balances have been reclassified to conform to the current period presentation.

2.    MERGERS

   Graphic Media, Inc.

     On June 21,1996, pursuant to an Agreement and Plan of Merger, the Company completed a merger with Graphic Media, Inc. ("GM"), an Oregon corporation. As a result of the merger, GM became a wholly owned subsidiary of the Company.

     In connection with the merger, each outstanding share of GM common stock was converted into 0.27 of a share of ERI common stock with all the outstanding shares of GM common stock being converted into 550,000 shares of ERI common stock. Prior to the conversion, a dissenting GM shareholder was paid approximately $352,000 as consideration for her approximate 3% interest in GM.

     The merger was accounted for as a pooling of interests, and accordingly the historical consolidated financial statements for the two companies for periods prior to consummation of the merger have been restated as though the companies had been combined for all periods reported herein.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


The following table provides a reconciliation of revenues and earnings reported by the Company to the combined amounts presented for the period indicated (in thousands):

                                                          Six Months Ended                      Six Months Ended
                                                           June 30, 1996                          June 30, 1995
                                                            (unaudited)                            (unaudited)
                                                           -------------                          -------------

                                                    ERI        GM        Total              ERI       GM        Total
                                                  -------    -------     -------           -------   -------   -------
Operating Revenues .............................  $ 6,971    $ 2,519     $ 9,490           $ 2,800   $ 2,747   $ 5,547
                                                  =======    =======     =======           =======   =======   =======
Net Income .....................................  $   (14)   $  (150)    $  (164)          $(1,472)  $   154   $(1,318)
                                                  =======    =======     =======           =======   =======   =======


     Mastering Computers, Inc.

     On July 31,1996, pursuant to an Agreement and Plan of Merger, the Company completed a merger with Mastering Computers, Inc. ("Mastering"), an Arizona corporation. As a result of the merger, Mastering became a wholly owned subsidiary of the Company.

     In connection with the merger, all outstanding shares of Mastering common stock were converted into an aggregate of approximately 1,175,000 shares of ERI common stock.

     The merger will be accounted for as a pooling of interests. Merger costs, which primarily consist of financial advisory fees, outside legal, accounting and costs of consolidating certain operational and administrative functions of the companies, will be expensed in 1996.

     In the second quarter of 1996, pursuant to a contract entered into in May 1996 between the Company and Mastering, the Company earned $600,000 for interactive services which it performed for Mastering in the second quarter. The amount earned is reflected as revenue in the accompanying condensed financial statements.

     The combined pro forma revenues, net income, earnings per share and number of shares used in computing earnings per common share, assuming the merger had occurred June 30, 1996, are as follows (dollars in thousands except per share amounts):


                                                     Six Months Ended
                                                         June 30,
                                                       (unaudited)
                                                 ------------------------
                                                    1996          1995
                                                 ----------     ---------
Operating Revenues..........................     $   15,642     $  10,780
                                                 ==========     =========
Net Income..................................     $     (498)    $  (1,051)
                                                 ==========     =========
Earnings Per Common Share...................     $     (.04)    $    (.16)
                                                 ==========     =========
Number of Shares Used in
  Computing Per Common Share................     11,303,211     6,641,124
                                                 ==========     =========

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3.  INITIAL PUBLIC OFFERING

     In March 1996 the Company completed an initial public offering of 4,000,000 shares of its common stock at a price of $13.00 per share. After underwriting discounts, commissions and other offering expenses, including $477,000 recorded in the second quarter of 1996, net proceeds to the Company from the offering were $46,933,000. Upon the closing of the offering, all 1,342,000 shares of Mandatorily Redeemable Convertible Series A Preferred Stock ("Series A Preferred Stock") outstanding were converted into 4,026,000 shares of common stock.

     In addition, the terms of the Series A Preferred Stock provided that accrued dividends were not payable upon conversion of the Series A Preferred Stock if the market price of the common stock at the time of such conversion exceeded $5.00 per share. At the conversion date, $336,342 in Series A Preferred Stock dividends had been accrued. These accrued dividends were restored to additional paid-in capital upon the closing of the initial public offering at which time the market price of the common stock on the date of conversion was the initial public offering price of $13.00 per share.

     In April 1996, the underwriters of the Company's initial public offering exercised their over-allotment option and purchased an additional 309,000 shares of common stock at $13.00 per share from the Company, with net proceeds to the Company aggregating $3,735,810.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


4.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Consistent with the Registration Statement, the Company has utilized the provisions of the Commission's Staff Accounting Bulletin No. 83. Common stock and common stock equivalent shares issued by the Company at prices significantly below the public offering price during the twelve month period prior to the offering date (March 21, 1996) have been included in the calculation on a pro forma basis. The shares would be included as if they were outstanding through the period ended June 30, 1995 using the treasury stock method at a price of $13.00 per share, the initial public offering price. Using these provisions, the pro forma weighted average shares outstanding for the three and six months ended June 30, 1995 would be 5,286,892 and 5,254,471 shares resulting in pro forma net income from continuing operations per common and common equivalent share of (.18) and (.13), respectively.

     For the three and six months ended June 30, 1995, using the provisions of Accounting Principles Board Opinion No. 15, weighted average shares outstanding would be 3,625,690 and 3,593,269 shares resulting in net loss from continuing operations per common and common equivalent share of ($0.26) and ($0.19) and net loss per common and common equivalent share of ($0.41) and ($0.37) respectively.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


5.  INCOME TAXES

        Through March 31, 1996, the Company had provided a valuation allowance to fully offset its net deferred tax asset, which consisted substantially of net operating losses. Such net operating losses were primarily the result of the Company's investment in infrastructure to significantly expand its interactive business and, to a much lesser degree, losses from its outdoor media business. During the quarter ended June 30, 1996, as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company reviewed the realization of its deferred tax asset, and as a result of this review, reversed a portion of the valuation allowance totalling $795,000 including $40,000 relating to PMI discontinued operations. This reversal was based on management's determination that the deferred tax asset will be realized, on a more likely than not basis, as a result of the Company's future years operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Condensed Financial Statements and notes thereto.

   Overview

     The Company creates, develops and deploys interactive solutions that assist companies in communicating effectively with their targeted audiences. The Company also offers traditional outdoor media advertising at ski resorts in the United States. The Company did not generate significant revenue from its interactive services until the second half of 1995. For the six months ended June 30, 1996, approximately 73% of the Company's revenue was generated by the Company's interactive business and approximately 27% of the Company's revenue was generated by the sale of outdoor media advertising through its SkiView subsidiary. The Company expects that its revenue mix will continue to shift as the Company continues to focus resources on providing interactive services.

     The Company's operations are subject to certain risks and uncertainties including, among others, a limited operating history, substantial operating losses, management's plan for rapid growth and expansion (particularly in its interactive marketing services business), rapidly changing technology, and potential competitors with greater technical and marketing resources. See "Risk Factors--Risks Relating to the Company--Limited Operating History; Net Losses; Accumulated Deficit," "Management of Growth; Risks Associated with Expansion" and "Certain Transactions" included in the Company's Registration Statement.

   Mergers

     On June 21, 1996, the Company completed a merger with Graphic Media, Inc. ("GM"). Pursuant to the merger, all outstanding GM shares were converted into 550,000 shares of Eagle River Interactive, Inc. ("ERI") common stock. The merger was accounted for as a pooling of interests, and accordingly the following historical financial information has been restated as though ERI and GM had been combined from inception.

     On July 31, 1996, the Company completed a merger with Mastering Computers, Inc. ("Mastering"). Pursuant to the merger, all outstanding Mastering shares were converted into an aggregate of 1,175,000 shares of ERI common stock. Since the merger was completed after the end of the second quarter, only the combined ERI and GM financial results are included in this report. On a pro forma basis combined revenue for the Company and Mastering would be approximately $15 million for the six months ended June 30, 1996, representing a 58% increase over the Company's revenue reported for the six months ended June 30, 1996. Pro forma net loss on a combined basis would be $(.5) million for the six months ended June 30, 1996, compared to the Company's reported net loss of $(.2) million for the six months ended June 30, 1996. The Company anticipates revenue growth on a combined basis for future years. The pro forma effects of the merger on the 1996 and 1995 first six months' operating revenues, net income and earnings per share are shown in Note 2 of Notes to Consolidated Condensed Financial Statements. The Company has filed a report on Form 8-K with respect to the acquisition of Mastering which indicates that historical Mastering financial statements and proforma combined financial statements will be included by amendment to the 8-K no later then October 8, 1996.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995

   General

     The Company has two revenue sources--outdoor media advertising and interactive services. The Company sells outdoor media at ski areas to advertisers for a specific period of time, generally November through April, which approximates the ski season. The Company recognizes this revenue ratably over the period the media are provided to the customer. In some cases, the Company produces the advertising content in addition to selling the media to its customers. In such cases, the production revenue is recognized when the production work is completed. In addition, the Company provides promotional services related to events sponsored by various advertisers throughout the ski season. Promotion revenue is recognized as the events are held, primarily in January through March.

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

     Costs related to the Company's outdoor media sales include primarily sales and operating expenses, sign installation and maintenance costs (which are recognized as incurred on an accrual basis) and tower and transit rental costs (which are recognized ratably over the November to April ski season to coincide with the period over which related revenue is recognized). Costs related to interactive services consist primarily of labor and occupancy expenses for creative design, account management and sales personnel. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

   Revenue

     Revenue for the three months ended June 30, 1995 (the "1995 Quarter") consisted of approximately $.5 million of outdoor media and promotion revenue and approximately $1.6 million of interactive services revenue. Revenue for the three months ended June 30, 1996 (the "1996 Quarter") was approximately $4.5 million, or a 113% increase over the 1995 Quarter. The 1996 Quarter consisted of approximately $.5 million of outdoor media and promotion revenue and approximately $4.0 million of interactive services revenue. The growth in interactive services revenue from the 1995 Quarter to the 1996 Quarter was a result of the increase in the number of interactive projects from both new and existing customers.

   Cost of Revenue

     The Company's cost of revenue for the 1995 Quarter and 1996 Quarter was approximately $1.8 million and $3.5 million, respectively, and consisted of approximately $1.1 million and $.7 million, respectively, related to the outdoor media and promotion business and approximately $.7 million and $2.8 million, respectively, related to interactive services.

     Cost of revenue for interactive services primarily includes labor and related benefits for creative design and account management personnel, travel costs and occupancy. During the 1995 Quarter, the Company was developing its interactive business. During the first and second quarters of 1996 costs increased in all areas of the interactive segment, particularly in labor and related benefits, and occupancy costs. The Company anticipates increases in cost of revenue to be less dramatic for the remainder of 1996. The Company has made substantial investments in it's labor force and operating infrastructure and anticipates increased capacity and production in future quarters through higher utilization of its labor force, some of which has already taken place in the last month of the 1996 Quarter.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses include costs related to sales and marketing, legal, accounting, information systems and human resource functions. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. Selling, general and administrative expenses of approximately $0.8 million during the 1995 Quarter were primarily related to the continued early development of the Company. For the 1996 Quarter, selling, general and administrative expenses were approximately $2.3 million, which includes approximately $.5 million of costs related to the GM acquisition. These acquisition expenses primarily consist of outside legal and accounting costs. The increase from the 1995 quarter to the 1996 quarter was primarily due to the GM acquisition and growth of the Company's interactive services business and the corresponding increase in the number of executive, selling, marketing, and administrative personnel and the number of offices. The Company anticipates increases in selling, general and administrative to be less dramatic for the remainder of 1996. In addition, these costs as a percentage of revenue should decrease as the administrative infrastructure is substantially in place to meet managements anticipated capacity increases from operations.

   Depreciation and Amortization

     Depreciation and amortization expense of approximately $.2 million during the 1995 Quarter consisted of approximately $.1 million of depreciation of equipment and approximately $.1 million of amortization of organization costs and goodwill related to acquisitions. For the 1996 Quarter, depreciation and amortization expense of approximately $.4 million consisted of approximately
$.3 million of depreciation and approximately $.1 million of amortization. The increase in depreciation expense reflects the significant investment the Company has made in its computer and office equipment over the past year.

   Other Income (Expense)

     Interest income and expense are included in other income (expense). Other expense of approximately $.2 million for the 1995 Quarter primarily represents interest expense. Other income of approximately $.6 million for the 1996 Quarter primarily represents interest income which was the result of investing the proceeds from the initial public offering.

   Income taxes

     The Company recorded an income tax benefit of $795,000, including $40,000 relating to the PMI discontinued operations in the second quarter of 1996 resulting from a partial reversal of the valuation allowance it previously recorded. In accordance with the provisions of SFAS 109 management of the Company determined that it is more likely than not that the net deferred tax asset will be realized in the foreseeable future based on future years operations. This determination was made without regard to recent acquisitions, and was based in part on the achieved operating margins for SkiView as well as the substantial growth in interactive revenue.

     As a result of operating efficiencies and management's operating strategies SkiView's net operating margin increased from 11% in the 1995 Quarter to 38% in the 1996 Quarter. The Company anticipates that SkiView's net operating margins will continue at a consistent level in future operating years.

     The Company's interactive revenue increased from $1.6 million in the 1995 Quarter to $4 million in the 1996 Quarter, representing a 150% increase in revenue. In addition, revenue increased from $2.9 million in the first quarter of 1996 to $4 million in the second quarter of 1996 representing a 38% sequential increase in revenue. Based on the above operating results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset will be realized.

     Historically, the Company's net income (loss) before taxes has approximated its taxable income (loss). The Company's deferred income taxes result primarily from the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, net operating loss carryforwards and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. The Company has tax net operating loss carryforwards ("NOL's") totaling $1.7 million, which expire as follows: 2010-$.6 million and 2011-$1.1 million.

     Management believes that taxable income during the carryforward period will be sufficient to utilize fully the NOL's before they expire. Management anticipates that increases in taxable income during the carryforward period will arise primarily as a result of the Company's continued growth in the interactive industry and operating efficiencies which may be gained under the Company's current strategies.

   Discontinued Operations

     The Company acquired control of the assets and assumed the liabilities of Production Masters, Inc. ("PMI") as of January 1, 1995 under an operating agreement. In July 1995, the Company elected to terminate the operating agreement and discontinue the operations of PMI. The Company was required to pay the costs of discontinuing the operations. The Company recorded a loss of $.6 million from discontinued operations for the 1995 Quarter. During the 1996 quarter the Company recorded a gain of $.2 million from discontinued operations representing the settlement of certain contingencies relating to the PMI business segment.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

   Revenue

     Revenue for the six months ended June 30, 1995 consisted of approximately $2.7 million of outdoor media and promotion revenue and approximately $2.8 million of interactive services revenue. Revenue for the six months ended June 30, 1996 was approximately $9.5 million, or a 71% increase over the first half of 1995. The first half of 1996 consisted of approximately $2.6 million of outdoor media and promotion revenue and approximately $6.9 million of interactive services revenue. The growth in interactive services revenue from the first half of 1995 to the first half of 1996 was a result of the increase in the number of interactive projects from both new and existing customers.

   Cost of Revenue

     The Company's cost of revenue for the first half of 1995 and first half of 1996 was approximately $4.1 million and $6.8 million, respectively, and consisted of approximately $2.4 million and $1.6 million, respectively, related to the outdoor media and promotion business and approximately $1.7 million and $5.2 million, respectively, related to interactive services.

     Cost of revenue for interactive services primarily includes labor and related benefits for creative design and account management personnel, direct travel costs and occupancy. During the first half of 1995, the Company was developing its interactive business. During the first half of 1996, costs increased in all areas of the interactive segment, particularly in labor and related benefits, and occupancy costs. The Company anticipates increases in cost of revenue to be less dramatic for the remainder of 1996. The Company has made substantial investments in its labor force and operating infrastructure and anticipates increased capacity and production in future quarters through higher utilization of its labor force, some of which has already taken place in the first half of 1996.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses include costs related to senior executives of the Company, as well as costs for the sales and marketing, accounting, information systems and human resource functions. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. Selling, general and administrative expenses of approximately $1.4 million during the first half of 1995 were primarily related to the continued early development of the Company. For the first half of 1996 selling, general and administrative expenses were approximately $3.8 million, which includes approximately $.5 million of costs related to the GM acquisition. These acquisition primarily consist of outside legal and accounting costs. The increase from the first half of 1995 to the first half of 1996 was primarily due to the growth of the Company's interactive services business and the corresponding increase in the number of executive, selling, marketing, and administrative personnel and the number of offices. The Company anticipates increases in selling, general and administrative to be less dramatic for the remainder of 1996. In addition, these costs, as a percentage of revenue, should decrease as the administrative infrastructure is substantially in place to meet management's anticipated capacity increases from operations.

   Depreciation and Amortization

Depreciation and amortization expense of approximately $.4 million during the first half of 1995 consisted of approximately .2 million of depreciation of equipment and approximately .2 million of amortization of organization costs and goodwill related to acquisitions. For the first half of 1996, depreciation and amortization expense of approximately $.7 million consisted of approximately $.5 million of depreciation and approximately $.2 million of amortization. The increase in depreciation expense reflects the significant investment the Company has made in its computer and office equipment over the past year.

   Other Income (Expense)

     Interest income and expense are included in other income (expense). Other expense of approximately $.3 million for the first half of 1995 primarily represents interest expense. Other income of approximately $.7 million for the first half of 1996 primarily represents interest income which was primarily the result of investing the proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in the Company's operating activities was approximately $.4 million for the first half of 1995 primarily due to the Company's payment and fulfillment of obligations acquired from the predecessor to SkiView. For the first half of 1996, approximately $3.4 million of cash was used in operations. Cash used in operations for the first half of 1996 largely reflects the investment made by the Company to grow its operating infrastructure. Cash used in investment activities was approximately $.9 million and $3.0 million for the first half of 1995 and 1996, respectively, related primarily to purchases of property and equipment in both years and to the rapid staffing growth and office space expansion in 1996. Cash flows from financing activities were approximately $2 million and $48 million in the first half of 1995 and 1996, respectively. In the first half of 1995, the Company financed its operations, acquired equipment and met its working capital requirements through borrowings under lines of credit issued by certain affiliates. These lines have been terminated. The cash inflow from financing activities for the first half of 1996 reflects the completion of the initial public offering of common stock.

     The Company believes that the net proceeds from its initial public offering, will be sufficient to meet its currently anticipated cash needs for working capital, capital expenditures and any funds required to make acquisitions, if any, for the foreseeable future.

FUTURE RESULTS

     This report may be deemed to contain forward-looking statements which are subject to risks and uncertainties that could cause actual results to vary materially, including, but not limited to, the Company's limited operating history and substantial operating losses, risks associated with the expansion of the Company's business and the management of growth, dependence on key personnel, potential fluctuations in quarterly operating results, absence of long-term contracts, the rapidly evolving market for interactive services, uncertain demand and market acceptance for interactive solutions, rapidly changing technology and the competitive environment. These risks and uncertainties are described more fully under the heading ("Risks Factors") in the Company's Prospectus dated March 21, 1996 included in the Registration Statement.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

             10   -- Employment and non-competition agreement dated June 21,
                     1996 between Graphic Media and Phil Meurer incorporated by reference herein included as exhibit 4 to the current 8-K with respect to the Graphic Media acquisition

             11   -- Computation of Net Income per Common and Common Equivalent
                     Share

             27   -- Financial Data Schedule


     (b) Current report on Form 8-K filed on July 8, 1996 reporting the acquisition of Graphic Media on June 21, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EAGLE RIVER INTERACTIVE, INC.

Date:  August 14, 1996

                                                /s/  TERENCE M. GRAUNKE
                                                Terence M. Graunke
                                                Chairman, President and Chief
                                                Executive Officer

Date:  August 14, 1996

                                                /s/  MARC PINTO
                                                Marc Pinto
                                                Executive Vice President,
                                                Chief Financial Officer

                                 EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBIT NO.        DESCRIPTION                                     NUMBERED PAGE
- -----------        -----------                                     -------------
   10              Employment and non-competition agreement dated
                   June 21, 1996 between Graphic Media and Phil
                   Meurer incorporated by reference herein included
                   as exhibit 4 to the current 8-K with respect to
                   the Graphic Media acquisition

   11              Computation of Net Income per Common and Common
                   Equivalent Share

   27              Financial Data Schedule