Form 10-Q
period 1996-09-30
EAGLE RIVER INTERACTIVE INC
filed 1996-11-14
CIK 1006638

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         (MARK ONE)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
             Yes   X     NO
                 -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                    OUTSTANDING AT NOVEMBER 14, 1996
                   -----                    --------------------------------
        Common Stock, $.001 par value               13,206,936 shares

                         Eagle River Interactive, Inc.
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996
                                     INDEX





                                                                                                 Page Number
                                                                                                 -----------
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of September 30, 1996 and December 31, 1995          3

         Consolidated Condensed Statements of Operations for the Three and Nine Months Ended           4
         September 30, 1996 and 1995

         Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September           5
         30, 1996 and 1995

         Notes to Consolidated Condensed Financial Statements                                          6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                9
             Operations

PART II.  OTHER INFORMATION

   Item 2.  Changes in Securities                                                                      14

   Item 6.  Exhibits and Reports on Form 8-K                                                           14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
             (Dollars in Thousands except share and per share data)
                                  (Unaudited)

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                            1996            1995
                                       ASSETS
Current Assets:
   Cash and cash equivalents ......................................................      $   35,333      $      2,595
   Accounts receivable, net........................................................           4,557             3,606
   Other current assets............................................................           4,109             1,132
                                                                                         ----------      ------------
        Total Current Assets.......................................................          43,999             7,333
                                                                                         ----------      ------------
Property and Equipment, net........................................................           7,710             2,825
Other Assets, net..................................................................           5,584             3,495
                                                                                         ----------      ------------
Total Assets ......................................................................      $   57,293      $     13,653
                                                                                         ==========      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable................................................................     $     1,393       $     1,473
   Accrued liabilities.............................................................           3,446             2,144
   Other current liabilities.......................................................           2,007             2,580
    Current portion of note payable and capital lease
      obligations..................................................................             113               857
                                                                                         ----------       -----------
        Total Current Liabilities..................................................           6,959             7,054
Note Payable and Capital Lease Obligations.........................................           1,192             3,243
                                                                                         ----------       -----------
        Total Liabilities..........................................................           8,151            10,297
                                                                                         ----------       -----------
Mandatorily Redeemable Convertible Series A Preferred Stock $0.001 par value,
    1,342,000 shares authorized, issued and outstanding at December 31, 1995
    (Note 3).......................................................................             --              6,898
Stockholders' Equity (Deficit):
    Common stock, $0.001 par value, 30,000,000 shares authorized; 13,201,447 and
      4,847,448 shares issued and outstanding as of September 30, 1996 and
      December 31, 1995, respectively..............................................              13                 4
    Deferred Compensation..........................................................             --               (18)
    Additional Paid-In Capital.....................................................          54,842               737
    Accumulated Deficit............................................................         (5,713)           (4,265)
                                                                                         ----------       -----------
        Total Stockholders' Equity (Deficit).......................................          49,142           (3,542)
                                                                                         ----------       -----------
Total Liabilities and Stockholders' Equity.........................................      $   57,293       $    13,653
                                                                                         ==========       ===========



      The accompanying notes are an integral part of these balance sheets

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)



                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                          -------------                  -------------
                                                        1996          1995              1996          1995
                                                        ----          ----              ----          ----
Revenue...........................................   $     9,913    $   4,062        $   25,557    $   14,842
Operating Expenses:
 Cost of revenue..................................         6,559        2,367            15,011         8,136
 Marketing and selling............................         3,567        1,381             8,576         3,786
 General and administrative expenses..............         4,414        1,000             8,108         3,075
 Depreciation and amortization....................           603          257             1,414           725
                                                     -----------    ---------        ----------     ---------
           Total Operating Expenses...............        15,143        5,005            33,109        15,722
                                                     -----------    ---------        ----------     ---------
Net Operating Loss................................       (5,230)        (943)           (7,552)         (880)
Other Income (Expense), net.......................           525        (204)             1,162         (501)
                                                     -----------    ---------        ----------     ---------
Loss from Continuing Operations
   before tax benefit.............................       (4,705)      (1,147)           (6,390)       (1,381)
Tax benefit.......................................         1,869            -             2,624             -
                                                     -----------    ---------        ----------     ---------
Loss from Continuing Operations...................       (2,836)      (1,147)           (3,766)       (1,381)
Discontinued Operations...........................             -            -               198         (644)
                                                     -----------    ---------        ----------     ---------
Net Loss..........................................   $   (2,836)    $ (1,147)        $  (3,568)     $ (2,025)
                                                     ===========    =========        ==========     =========
Net Loss from Continuing Operations Per Common and
  Common Equivalent Share.........................   $    (0.21)    $  (0.18)        $   (0.32)     $  (0.21)
                                                     ===========    =========        ==========     =========
Discontinued Operations Per Common and Common
  Equivalent Share................................   $         -        $   -        $   (0.02)     $  (0.10)
                                                     ===========    =========        ==========     =========
Net Loss Per Common and Common Equivalent Share...   $    (0.21)    $  (0.18)        $   (0.30)     $  (0.31)
                                                     ===========    =========        ==========     =========
Shares used in Computing Net Loss per Common and
  Common Equivalent Share.........................   $13,201,477    6,532,618        11,921,605     6,479,204
                                                     ===========    =========        ==========     =========




        The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                     -------------

                                                                                                   1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                         $  (3,568)       $  (2,025)
Adjustments to reconcile net loss to net cash used in  operating activities:
    Depreciation and amortization ..........................................................          1,414              725
    Write-off of Product Technology.........................................................              -              119
    Reserve for bad debts...................................................................             30               25
    Loss on disposal of property and equipment .............................................             57                -
    Deferred compensation ..................................................................            168              200
    Deferred tax benefit ...................................................................        (2,664)                -
    Changes in assets and liabilities:
         Accounts receivable................................................................          (981)              704
Other current assets........................................................................        (2,117)              109
         Other assets.......................................................................          (568)             (19)
         Accounts payable, accrued liabilities and other liabilities........................            649            (883)
                                                                                                 ----------       ----------
            Net cash used in operating activities...........................................        (7,580)          (1,045)
                                                                                                 ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment......................................................        (5,480)          (1,157)
    Advances to affiliates..................................................................           (53)                -
    Acquisition of shares...................................................................          (352)                -
    Cash paid for acquisitions..............................................................              -          (1,003)
                                                                                                 ----------       ----------
Net cash used in investing activities.......................................................        (5,885)          (2,160)
                                                                                                 ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from lines of credit...........................................................          1,250            2,000
    Repayment of lines of credit............................................................        (1,250)          (2,159)
    Proceeds from notes payable.............................................................            490              875
    Repayment of notes payable..............................................................        (3,812)            (988)
    Distributions to shareholder............................................................        (1,144)             (95)
    Proceeds from preferred stock...........................................................              -            6,000
    Proceeds from issuance of common stock, net.............................................         50,669                -
                                                                                                 ----------       ----------

         Net cash provided by financing activities..........................................         46,203            5,633
                                                                                                 ----------       ----------

Net increase in cash and cash equivalents...................................................         32,738            2,428
                                                                                                 ----------       ----------

Cash and cash equivalents, beginning of period..............................................          2,595              907
                                                                                                 ----------       ----------
Cash and cash equivalents, end of period....................................................         35,333            3,335
                                                                                                 ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest...................................................................     $      168       $      676
                                                                                                 ==========       ==========

        The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The Company creates, develops and deploys interactive solutions that assist companies in sales, marketing, training and corporate communications. The Company develops these business solutions through the use of custom and product solutions. Custom solutions are delivered using the Internet and World Wide Web, informational and transactional kiosks, CD- ROMs, and other interactive medium. Product solutions are generated by providing instructor-led Windows NT and Windows 95 operating system training seminars and on-site workshops, computer-based training media, interactive software, videos and newsletters. The Company also offers traditional outdoor media advertising at ski resorts in the United States.

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


2.    MERGERS

Graphic Media, Inc.

On June 21, 1996, pursuant to an Agreement and Plan of Merger, the Company completed a merger of a wholly owned subsidiary with Graphic Media, Inc. ("GM"), an Oregon corporation. As a result of the merger, GM became a wholly owned subsidiary of the Company.

In connection with the merger, each outstanding share of GM common stock was converted into 0.27 of a share of ERI common stock with all the outstanding shares of GM common stock being exchanged for 550,000 shares of ERI common stock. Prior to the conversion, a dissenting GM shareholder was paid approximately $352,000 as consideration for her approximate 3% interest in GM. In addition, the Company assumed and exchanged all options to purchase GM common stock for options to purchase 141,041 shares of ERI common stock.

The merger was accounted for as a pooling of interests, and, accordingly, the historical consolidated financial statements for the two companies for periods prior to consummation of the merger have been restated as though the companies had been combined for all periods reported herein.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Mastering Computers, Inc.

On July 31,1996, pursuant to an Agreement and Plan of Merger, the Company completed a merger of a wholly owned subsidiary with Mastering Computers, Inc. ("Mastering"), an Arizona corporation. As a result of the merger, Mastering became a wholly owned subsidiary of the Company.

In connection with the merger, all outstanding shares of Mastering common stock were exchanged for an aggregate of 1,175,000 shares of ERI common stock. The Company also assumed and exchanged all options to purchase Mastering common stock for options to purchase 191,280 shares of the Company's common stock.

The merger was accounted for as a pooling of interests. Merger costs, which primarily consist of financial advisory fees, outside legal and accounting fees, and costs of consolidating certain operational and administrative functions of the companies are expensed as incurred.

The merger was accounted for as a pooling of interests, and, accordingly, the historical consolidated financial statements for the two companies for periods prior to consummation of the merger have been restated as though the companies had been combined for all periods reported herein.

The following table provides a reconciliation of revenues and earnings reported by the Company to the combined amounts presented for the period indicated (in thousands):



                                                  Six Months Ended
                                                   June 30, 1996
                                                    (Unaudited)

                             ERI           GM         Mastering      Proforma       Total
                             ---           --         ---------      --------       -----
                                                                    Adjustment
                                                                    ----------
Operating Revenues...         $ 6,971     $ 2,519       $   6,754  $   (600)(a)      $15,644
                              =======     =======       =========  ============      =======

Net Income..............      $  (14)      $(150)       $   (568)  $    -            $ (732)
                              =======      ======       =========  ============      =======

(a) Proforma adjustment to eliminate revenue recorded by ERI for consulting services provided to Mastering Computers by ERI under a contract entered into in May 1996.


                                           Six Months Ended
                                             June 30, 1995
                                              (Unaudited)

                             ERI           GM         Mastering       Total
                             ---           --         ---------       -----
Operating Revenues....       $  2,800      $2,747      $    5,233      $10,780
                             ========      ======      ==========      =======

Net Income..............     $(1,472)      $  154      $      440      $ (878)
                             ========      ======      ==========      =======

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3.  INITIAL PUBLIC OFFERING

In March 1996 the Company completed an initial public offering of 4,000,000 shares of its common stock at a price of $13.00 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company from the offering were $46,933,000. Upon the closing of the offering, all 1,342,000 shares of Mandatorily Redeemable Convertible Series A Preferred Stock ("Series A Preferred Stock") outstanding were converted into 4,026,000 shares of common stock.

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


4.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Consistent with the Registration Statement, the Company has utilized the provisions of the Commission's Staff Accounting Bulletin No. 83. Common stock and common stock equivalent shares issued by the Company at prices significantly below the public offering price during the twelve month period prior to the offering date (March 21, 1996) have been included in the calculation on a pro forma basis. The shares would be included as if they were outstanding through the period ended September 30, 1995 using the treasury stock method at a price of $13.00 per share, the initial public offering price.

5.  INCOME TAXES

Through March 31, 1996, the Company provided a valuation allowance to fully offset its net deferred tax asset, which consisted substantially of net operating losses. Such net operating losses were primarily the result of the Company's investment in infrastructure to significantly expand its business and, to a much lesser degree, losses from its outdoor media business. During the quarter ended June 30, 1996, as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company reviewed the realization of its deferred tax asset, and as a result of this review, reversed a portion of the valuation allowance totaling $795,000
including $40,000 relating to discontinued operations.   This reversal was
based on management's determination that the deferred tax asset will be realized, on a more likely than not basis, as a result of the Company's future years operations.

GM and Mastering were S corporations for federal and state income tax purposes prior to merging with ERI on June 21, 1996 and July 31, 1996, respectively. Accordingly, GM and Mastering were not subject to income tax, as all taxable income or loss for GM and Mastering was reported in the tax returns of its shareholders for the period from inception through their respective merger dates. Upon merger with the Company, net deferred tax assets of $78,000 and $125,000 relating to GM and Mastering, respectively, were recorded by the Company.

During the quarter ended September 30, 1996, the Company recorded an income tax benefit of $1.9 million, net of a $.5 million valuation allowance. In accordance with SFAS 109, management of the Company determined that it is more likely than not that the net deferred tax asset of approximately $2.7 million as of September 30, 1996 will be realized in the foreseeable future based on future years operations and management's expectations relating to its current business model and forecasts. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the Company's loss carryforward period are reduced.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
OF OPERATIONS

The following presentation of management's discussion and analysis of Eagle River Interactive's (the "Company's") financial condition and results of operations should be read in conjunction with the Company's Consolidated Condensed Financial Statements and notes thereto.

Overview

The Company creates, develops and deploys interactive solutions that assist companies in sales, marketing, training and corporate communications. The Company develops these business solutions through the use of custom and product solutions. Custom solutions are delivered using the Internet and World Wide Web, informational and transactional kiosks, CD- ROMs, and other interactive medium. Product solutions are generated by providing instructor-led Windows NT and Windows 95 operating system training seminars and on-site workshops, computer-based training media, interactive software, videos and newsletters. The Company also offers traditional outdoor media advertising at ski resorts in the United States.

The Company's operations are subject to certain risks and uncertainties including, among others, a limited operating history, substantial operating losses, management's plan for rapid growth, rapidly changing technology, and potential competitors with greater technical and marketing resources. See "Risk Factors--Risks Relating to the Company--Limited Operating History; Net Losses; Accumulated Deficit," "Management of Growth; Risks Associated with Expansion" and "Certain Transactions" included in the Company's Registration Statement.

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

On July 31, 1996, the Company completed a merger with Mastering Computers, Inc. ("Mastering"). Pursuant to the merger, all outstanding Mastering shares were exchanged for an aggregate of 1,175,000 shares of ERI common stock. The Company also assumed and exchanged all options to purchase Mastering common stock for options to purchase 191,280 shares of the Company's common stock.
The merger was accounted for as a pooling of interests, and accordingly the Company's consolidated historical financial information has been restated as though ERI and Mastering had been combined from inception. The Company also assumed and exchanged all options to purchase GM common stock for options to purchase 141,041 shares of ERI common stock.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

General

The Company has three revenue sources--outdoor media advertising, custom solution services and product solutions. The Company sells outdoor media at ski areas to advertisers for a specific period of time, generally November through April, which approximates the ski season. The Company recognizes this revenue ratably over the period the media are provided to the customer. In some cases, the Company produces the advertising content in addition to selling the media to its customers. In such cases, the production revenue is recognized when the production work is completed. In addition, the Company provides promotional services related to events sponsored by various advertisers throughout the ski season. Promotion revenue is recognized as the events are held, primarily in January through March.

The Company generates revenue from custom solution services, primarily through fixed-fee contracts. The Company's custom solution customers generally retain the Company on a project-by-project basis. The Company has no material contract that commits any customer to use the Company's services on a long-term basis. Custom solution service contracts are generally completed within three to nine months. Custom solution revenue is recognized using the percentage of completion method on an individual contract basis. Percentage complete is determined based upon the ratio of costs incurred to total estimated costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project, which can only be determined upon project completion. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable.

The Company generates revenue from sales of products, which consist primarily of Windows NT and Windows 95 operating systems training seminars and workshops, computer-based training media interactive software and videos and newsletter. Product solution revenue from seminars is recognized upon completion of the seminar. Subscription revenues are deferred and recognized over the term of the related subscription while other product revenue is recognized when the products are shipped.

Costs related to the Company's outdoor media sales include primarily sales and operating expenses, sign installation and maintenance costs (which are recognized as incurred on an accrual basis) and tower and transit rental costs (which are recognized ratably over the November to April ski season to coincide with the period over which related revenue is recognized). Costs related to custom solution services consist primarily of labor and occupancy expenses for creative design, account management and sales personnel. Cost of revenue for product solutions primarily consist of labor and related benefits for speakers and seminar personnel, seminar facilities and materials provided to seminar participants, some of which is deferred until seminar completion. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

Revenue

Revenue for the three months ended September 30, 1995 (the "1995 Quarter") was approximately $4.1 million, which consisted of approximately $1.7 million of custom solutions revenue and approximately $2.4 million of product solutions revenue. Revenue for the three months ended September 30, 1996 (the "1996 Quarter") was approximately $9.9 million, or a 144% increase over the 1995 Quarter. The 1996 Quarter consisted of approximately $4.2 million of custom solution revenue and approximately $5.7 million of product solution revenue. The growth in custom solution revenue from the 1995 Quarter to the 1996 Quarter was a result of the increase in the number of projects from both new and existing customers. The growth in product solutions revenue from the 1995 Quarter to the 1996 Quarter was a result of the increase in the number of seminars provided, the average number of attendees per seminar and the average price charged for the seminars. Due to the seasonality of outdoor media advertising, there was no such revenue recognized during the 1995 and 1996 Quarters.

Cost of Revenue

The Company's cost of revenue for the 1995 Quarter consisted of approximately $1.7 million related to custom solution services and approximately $.7 million related to product solutions. The Company's cost of revenue for the 1996 Quarter consisted of approximately $5.2 million related to custom solution services and approximately $1.4 million related to product solutions.

During the first and second quarters of 1996 and for part of the third quarter of 1996, costs increased in all areas of the custom and product solution segments, particularly in labor and related benefits, and occupancy costs. The Company anticipates increases in cost of revenue to be less dramatic for the remainder of 1996. The Company has made substantial investments in its labor force and operating infrastructure and anticipates increased capacity and production through higher utilization of its labor force, some of which has already taken place in the 1996 Quarter.

Sales and Marketing

Sales and marketing costs are primarily comprised of salaries and benefits,
travel and marketing program costs.   Sales and marketing expenses of
approximately $1.4 million for the 1995 Quarter were primarily related to the continued development of the Company. For the 1996 Quarter sales and marketing expenses were approximately $3.6 million. The increase from the 1995 Quarter to the 1996 Quarter was primarily due to the growth of the Company's business and the corresponding increase in personnel.

General and Administrative Expenses

General and administrative expenses include costs related to senior executives of the Company as well as costs for legal, accounting, information systems and human resource functions. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses of approximately $1.0 million during the 1995 Quarter were primarily related to the continued early development of the Company. For the 1996 Quarter, general and administrative expenses were approximately $4.4 million, which includes approximately $1.7 million of costs related to the merger with Mastering and the related organizational realignment following the merger. The Mastering merger expenses primarily consist of consulting, outside legal and accounting costs. The increase from the 1995 Quarter to the 1996 Quarter not attributable to the merger and related organizational realignment was primarily due to the growth of the Company's business and the corresponding increase in the number of executive and administrative personnel and the number of offices. The Company anticipates that increases in general and administrative will be less dramatic for the remainder of 1996. In addition, these costs as a percentage of revenue should decrease as the administrative infrastructure is substantially in place to meet anticipated growth in operations.

Depreciation and Amortization

Depreciation and amortization expense of approximately $.3 million during the 1995 Quarter consisted of approximately $.15 million of depreciation of equipment and approximately $.15 million of amortization of organization costs and goodwill related to acquisitions. For the 1996 Quarter, depreciation and amortization expense of approximately $.6 million consisted of approximately $.5 million of depreciation and approximately $.1 million of amortization. The increase in depreciation expense reflects the significant investment the Company has made in its computer and office equipment over the past year.

Other Income (Expense)

Interest income and expense are included in other income (expense). Other expense of approximately $.2 million for the 1995 Quarter primarily represents interest expense. Other income of approximately $.5 million for the 1996 Quarter primarily represents interest income which was the result of investing the proceeds from the initial public offering.

Income Taxes

The Company recorded an income tax benefit of $1.9 million, net of a $.5 million valuation allowance, in the 1996 Quarter. In accordance with the provisions of SFAS 109, management of the Company determined that it is more likely than not that the net deferred tax asset resulting from the Company's net operating loss for the three months ended September 30, 1996 will be realized in the foreseeable future based on future years operations.

The Company's custom solution revenue increased from $1.7 million in the 1995 Quarter to $4.2 million in the 1996 Quarter, representing a 147% increase in revenue quarter over quarter, which is consistent with the growth in the custom solutions revenue achieved in the quarter ended June 30, 1996. In addition, such revenue increased from $2.9 million in the first quarter of 1996 to $4.2 million in the third quarter of 1996 representing a 45% increase in revenue. Further, the Company's management continues to believe that the increases in margins achieved by its outdoor media business in future periods will be substantially larger than those achieved in 1995 (11%) and similar to those
achieved in the quarter ended March 31, 1996 (36%).   Based on the above
operating results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset will be realized.

Historically, the Company's net income (loss) before taxes has approximated its taxable income (loss). The Company's deferred income taxes result primarily from the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, net operating loss carryforwards ("NOLs") and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. The Company has tax NOLs totaling $5.9 million, which expire as follows: 2010-$.6 million and 2011-$5.3 million.

Management believes that taxable income during the carryforward period will be sufficient to utilize fully the NOLs before they expire. Management anticipates that increases in taxable income during the carryforward period will arise primarily as a result of the Company's continued growth in the interactive industry and operating efficiencies which may be gained under the Company's current strategies.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenue

Revenue for the nine months ended September 30, 1995 was $14.8 million, which consisted of approximately $4.5 million of custom solution revenue, approximately $7.6 million of product solution revenue and $2.7 million of outdoor media and promotion revenue. Revenue for the nine months ended September 30, 1996 was approximately $25.6 million, or a 72% increase over the nine months ended September 30, 1995. Revenue for the nine months ended September 30, 1996 consisted of approximately $11.1 million of custom solution revenue, approximately $11.9 million of product solution revenue and $2.6 million of outdoor media and promotion revenue. The growth in revenue was primarily the result of the increase in the number of interactive projects performed and the number of seminars provided.

Cost of Revenue

The Company's cost of revenue for the nine months ended September 30, 1995 consisted of approximately $3.2 million related to custom solution services, approximately $2.5 million related to product solutions and approximately $2.4 million related to the outdoor media and promotion business. The Company's cost of revenue for the nine months ended September 30, 1995 consisted of approximately $10.3 million related to custom solution services, approximately $3.0 million related to product solutions and approximately $1.7 million related to the outdoor media and promotion business.


During 1995, the Company was developing its business. During 1996, costs increased in all areas of the custom and product solution segments, particularly in labor and related benefits, and occupancy costs. The Company anticipates increases in cost of revenue to be less dramatic for the remainder of 1996. The Company has made substantial investments in its labor force and operating infrastructure and anticipates increased capacity and production in future quarters through higher utilization of its labor force, some of which has already taken place.

Sales and Marketing

Sales and marketing costs are primarily comprised of salaries and benefits, travel and marketing program costs. Sales and marketing expenses of approximately $3.8 million for the nine months ended September 30, 1995 were primarily related to the continued development of the Company. For the nine months ended September 30, 1996, sales and marketing expenses were approximately $8.6 million. The increase from 1995 to 1996 was primarily due to the growth of the Company's business and the corresponding increase in personnel.

General and Administrative Expenses

General and administrative expenses include costs related to senior executives of the Company, as well as costs for the accounting, information systems and human resource functions. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses of approximately $3.1 million during the nine months ended September 30, 1996 were primarily related to the continued early development of the Company. For the nine months ended September 30, 1995 general and administrative expenses were approximately

$8.1 million, which includes approximately $2.2 million of costs related to the Mastering and GM mergers and related organizational realignment following the mergers. The merger expenses primarily consist of consulting, outside legal and accounting costs. The increase from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 was primarily due to mergers and related organizational realignment and the growth of the Company's business and the corresponding increase in the number of executive and administrative personnel and the number of offices. The Company anticipates that increases in general and administrative will be less dramatic for the remainder of 1996. In addition, these costs, as a percentage of revenue, should decrease as the administrative infrastructure is substantially in place to meet anticipated growth in operations.

Depreciation and Amortization

Depreciation and amortization expense of approximately $.7 million during the first nine months of 1995 consisted of approximately $.35 million of depreciation of equipment and approximately $.35 million of amortization of organization costs and goodwill related to acquisitions. For the first nine months of 1996, depreciation and amortization expense of approximately $1.4 million consisted of approximately $1.1 million of depreciation and approximately $.3 million of amortization. The increase in depreciation expense reflects the significant investment the Company has made in its computer and office equipment over the past year.

Other Income (Expense)

Interest income and expense are included in other income (expense). Other expense of approximately $.5 million for the first nine months of 1995 primarily represents interest expense. Other income of approximately $1.2 million for the first nine months of 1996 primarily represents interest income which was primarily the result of investing the proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in the Company's operating activities was approximately $2.2 million for 1995 primarily due to the Company's payment and fulfillment of obligations acquired from the predecessor to SkiView. For 1996, approximately $7.6 million of cash was used in operations. Cash used in operations for 1996 largely reflects the investment made by the Company to grow its operating infrastructure. Cash used in investment activities was approximately $2.2 million and $5.9 million for 1995 and 1996, respectively, related primarily to purchases of property and equipment in both years and to the rapid staffing growth and office space expansion in 1996. Cash flows from financing activities were approximately $5.6 million and $46.2 million in 1995 and 1996, respectively. In 1995, the Company financed its operations, acquired equipment and met its working capital requirements through a preferred stock issuance and borrowings under lines of credit issued by certain affiliates. The cash inflow from financing activities for 1996 reflects the completion of the initial public offering of common stock.

The Company believes that the net proceeds from its initial public offering will be sufficient to meet its currently anticipated cash needs for working capital, capital expenditures and any funds required to make acquisitions, if any, for the foreseeable future.

FUTURE RESULTS

This report may be deemed to contain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, the Company's limited operating history and substantial operating losses, risks associated with the expansion of the Company's business and the management of growth, dependence on key personnel, potential fluctuations in quarterly operating results, absence of long-term contracts, the rapidly evolving market for interactive services, uncertain demand and market acceptance for interactive solutions, rapidly changing technology and the competitive environment. These risks and uncertainties are described more fully under the heading "Risks Factors" in the Company's Prospectus dated March 21, 1996 included in the Registration Statement.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

On July 31, 1996, the Company issued 1,175,000 shares of common stock to Thomas
R. Graunke in exchange for all of the outstanding shares of capital stock of Mastering Computers, Inc. No underwriter was involved in the transaction, and the securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act of 1933 and on analogous provisions contained in applicable state securities laws on the basis that the securities were issued under circumstances not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

             27   -- Financial Data Schedule

     (b)  Reports on Form 8-K

          On July 8, 1996, the Company filed a Current Report on Form 8-K, dated June 21, 1996, reporting, under Item 2 of the form, the merger of a wholly owned subsidiary of the Company with and into Graphic Media, Inc. On September 6, 1996, the Company filed an amendment to this Form 8-K to include, under Item 7 of the form, audited financial statements of Graphic Media, Inc. for the two years ended December 31, 1995.

          On August 15, 1996, the Company filed a Current Report on Form 8-K, dated July 31, 1996, reporting, under Item 2 of the form, the merger of a wholly owned subsidiary of the Company with and into Mastering Computers, Inc. On October 16, 1996, the Comany filed an amendment to this Form 8-K to include, under Item 7 of the form, audited financial statements of Mastering Computers, Inc. for the three years ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EAGLE RIVER INTERACTIVE, INC.

Date:  November 14, 1996

                                                /s/  TERENCE M. GRAUNKE
                                                Terence M. Graunke
                                                Chairman, President and Chief
                                                Executive Officer

Date:  November 14, 1996

                                                /s/  MARC PINTO
                                                Marc Pinto
                                                Executive Vice President,
                                                Chief Financial Officer

                                 EXHIBIT INDEX



                                               SEQUENTIALLY
EXHIBIT NO.        DESCRIPTION                 NUMBERED PAGE
-----------        -----------                 -------------

   27              Financial Data Schedule