Form 10-K405
period 1996-12-31
EAGLE RIVER INTERACTIVE INC
filed 1997-03-31
CIK 1006638

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-28004

                             ---------------------

                         EAGLE RIVER INTERACTIVE, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      84-1320277
       (State or other jurisdiction of                        I.R.S. Employer
        incorporation or organization)                     Identification Number)

                        1060 WEST BEAVER CREEK BOULEVARD
                              AVON, COLORADO 81620
              (Address of principal executive offices) (zip code)

                                 (970) 845-2100
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                        Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 20, 1997 was $73,349,952 based upon the closing price of $13.75 per share as reported on the Nasdaq National Market for that date.

     As of February 20, 1997, there were 13,456,722 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such Proxy Statement are incorporated by reference in PART III of this report.
================================================================================

                         EAGLE RIVER INTERACTIVE, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1.    Business....................................................    1
  Item 2.    Properties..................................................    6
  Item 3.    Legal Proceedings...........................................    6
  Item 4.    Submission of Matters to a Vote of Security Holders.........    6
  Item 4a.   Executive Officers of the Registrant........................    7
PART II
  Item 5.    Market for the Company's Common Stock and Related
             Shareholder Matters.........................................    8
  Item 6.    Selected Financial Data.....................................    8
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    9
  Item 8.    Financial Statements and Supplementary Data.................   16
  Item 9.    Changes in and Disagreements with Independent Auditors on
             Accounting and Financial Disclosure.........................   16
PART III
  Item 10.   Directors and Executive Officers............................   17
  Item 11.   Executive Compensation......................................   17
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   17
  Item 13.   Certain Relationships and Related Transactions..............   17
PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   18
             ............................................................
 Signatures                                                                 20

             This report includes product names and other trade names, trademarks and service names of Eagle River Interactive, Inc. and its subsidiaries and of other organizations.

                                     PART I

     Certain statements contained in this report regarding matters that are not historical facts, such as anticipated financial performance, business prospects, technological developments, new products, the sales and marketing program of Eagle River Interactive, Inc. (which, together with its subsidiaries is referred to as the "Company") and similar matters, may be deemed to be "forward-looking" statements. A variety of factors may cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, the risks and uncertainties described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Results."

ITEM 1. BUSINESS

     The Company is a business services company that provides corporate training products for information technology (IT) professionals, and creates and develops interactive marketing, training, and communications solutions. The Company provides both product and custom solutions. Mastering Computers, Inc. ("Mastering Computers"), a wholly owned subsidiary of the Company, develops and markets product solutions. These product solutions consist of corporate training primarily for IT professionals, including leader-led Windows NT, Windows 95 and TCP/IP operating system training seminars as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software, videos and newsletters. Custom solutions are developed by the Company under 3 to 9 month contracts and are delivered using the Internet and World Wide Web, proprietary intranets, informational and transactional kiosks, CD-ROMs, and other interactive medium. The Company also sells traditional outdoor media advertising at ski resorts in the United States through its SkiView subsidiary.

BUSINESS COMBINATIONS

     During the year ended December 31, 1996, the Company completed three business combinations, two in the custom solutions area and one in the product solutions area.

     In June 1996, the Company completed a merger with Graphic Media, Inc. ("GM"). Pursuant to the merger, all outstanding GM shares were converted into 550,000 shares of the Company's Common Stock. Prior to the conversion, a dissenting GM shareholder was paid approximately $352,000 as consideration for her approximate 3% interest in GM. In connection with the merger, the Company assumed and exchanged all options to purchase GM Common Stock for options to purchase 141,041 shares of the Company's Common Stock. The merger was accounted for as a pooling of interests.

     In August 1996, the Company completed a merger with Mastering Computers. Pursuant to the merger, all outstanding Mastering Computers shares were converted into 1,175,000 shares of the Company's Common Stock. The Company also assumed and exchanged all options to purchase Mastering Computers Common Stock for options to purchase 191,280 shares of the Company's Common Stock. The merger was accounted for as a pooling of interests. Mastering Computers develops and markets the Company's corporate training products, including leader-led seminars and computer-based training.

     In November 1996, SRC Localisation ("SRC"), a 99% owned subsidiary of the Company located in Paris, France, bought the assets of Groupe SRC in a cash transaction for approximately $242,000. The transaction was accounted for as a purchase. SRC specializes in multimedia localization and is part of the European Localisation Group, an alliance of localization companies with offices located in France, Germany, the United Kingdom, Spain, and Italy. Localization involves the translation of a product for a given country or culture. Localization services include adaptation, artistic and technical modifications, testing and product marketing. SRC is the Company's Paris office.

SERVICES AND PRODUCTS

     The Company has three revenue sources -- Product Solutions, Custom Solutions and Outdoor Media Advertising. See Note 18 of Notes to Consolidated Financial Statements.

  Product Solutions

     Mastering Computers, a wholly owned subsidiary of the Company, develops and markets corporate training product solutions primarily for IT professionals, including leader-led Windows NT, Windows 95 and TCP/IP operating system training seminars as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software, videos and newsletters. The Company's training products are grouped into two main product lines: leader-led training and computer-based training.

  Leader-led Training

     The Company develops and markets leader-led seminars, primarily for Microsoft operating systems, for IT professionals. The Company offers one-day and two-day operating system training seminars as well as four-day Microsoft Certified Professional preparation courses and on-site workshops, which it hosts in cities across the United States. There is no fixed overhead associated with the seminars, which are held in rented facilities. Depending on the city and the course, seminars can be attended by over 1,500 IT professionals. The seminar products are standardized, with the same courses being offered nationally.

     Seminars are taught by instructors who are employees of the Company. When not engaged in teaching a seminar, instructors spend their time developing the course curriculum. Mastering Computers is a Microsoft Solutions Provider, which gives the Company early access to alpha and beta versions of selected new and updated Microsoft software. Course content and the seminars themselves continue to evolve due to system software upgrades and enhancements and the introduction to new software, giving Mastering Computers a recurring revenue stream as IT professionals continue to take courses to stay updated on the technology they support.

  Computer-based Training

     The Company is currently converting the content of Mastering Computers' leader-led courses into interactive computer-based training (CBT) titles in CD-ROM format which it intends to sell as a complement to the leader-led courses and as stand-alone products.

     On December 30, 1996, the Company signed a licensing agreement with NETG, a division of National Education Group, to license NETG's CBT development engine and over 100 of that company's existing CBT titles which cover a broad range of information technologies. The agreement also gave the Company license to an additional 300 titles NETG expects to introduce in the eighteen months following the signing of the agreement. The Company expects to add content and enhance the user interface of the licensed titles. The titles will be private-labeled under the "Mastering Computers" brand name. Sales of titles began in the first quarter of 1997.

     The Company refunds a certain percentage of seminar fees due to cancellations. In the past, the Company has been able to retain a certain percentage of refunds by offering a series of video tapes in lieu of a refund for the unattended seminar. The Company expects to increase the percentage of refunds saved by offering CBT titles in addition to video tape. In addition, the Company is entering into license agreements with customers by utilizing a library rental strategy; these agreements provide customers access to the Company's CBT library of titles for one, two or three years. This approach offers customers flexible training solutions as well as the ability to tailor its IT training to its specific needs.

  Custom Solutions

     The Company develops interactive marketing, training, and communications solutions for Fortune 1000 companies. Custom solutions are delivered using the Internet and World Wide Web, proprietary intranets, informational and transactional kiosks, CD-ROMs, and other interactive media.

     With the proliferation of multimedia PCs, the adoption of high bandwidth computer networks and the commercialization of the Internet, companies are using interactive media such as the World Wide Web, proprietary intranets, information and transaction kiosks, CD-ROMs and proprietary online services to achieve specific business goals.

     Companies are currently trying to measure the opportunity and determine a return on investment from the use of new interactive media. The area of electronic commerce alone, with its opportunities to increase distribution while decreasing costs, offers companies incentive to explore an interactive channel of distribution. Given that companies are aware of the opportunity the use of new media may offer but unsure of how to use digital media and emerging technologies effectively, the strategic ability to blend a creative marketing and design approach with an effective use of technology has become critical to the Company's success.

     The Company offers a full range of services to support customers' new interactive media initiatives. Professional services include consulting services, the custom development of interactive solutions using either a Web-based or disc-based medium, operation and maintenance of the interactive solution, and the outsourcing of customers' new media activities to the Company.

     Custom interactive development requires a combination of strategic, creative and technical skills. The Company believes that companies competing to develop custom interactive solutions generally are strong in only two of three areas. Advertising agencies and design shops that provide custom interactive development are typically strong in creative resources, have some strategic capabilities and are relatively weak in their deployment of technology. In contrast, system integrators which are also competing in this market space offer strengths in strategic analysis and technology know-how. However, system integrators find it difficult to cultivate creative resources within their more structured environments.

     A majority of the Company's interactive marketing services have been billed on a fixed-fee basis based on the customer's defined scope of work. Unless the scope of work changes, billings will equal the fixed-fee budget. Because the Company's projects generally are completed in a relatively short period of time, the Company has not experienced significant backlog. For an increasing number of projects, the Company bills on a time-and-materials basis pursuant to which the Company is paid for hours of service (based on standard billing rates) and outside costs with a mark up. Project budget guidelines and "not to exceed" parameters are agreed upon in advance of beginning work. In addition, the Company occasionally enters into retainer fee arrangements with customers pursuant to which the Company and the customer define the scope of work on an annual basis and establish staffing and costs based on an estimate of the scope of work. This type of agreement generally results in equal monthly fees.

     By focusing solely on the development of interactive solutions, the Company generally avoids category exclusivity and the exclusive relationships that constrain advertising agencies and integrated marketing communications firms. The Company's ability to work with multiple competing customers within the same industry allows the Company to aggressively target prospective customers in vertical markets more effectively.

  Outdoor Media

     The Company's SkiView subsidiary is a media network offering outdoor advertising at approximately 125 ski resorts in the United States. The SkiView network includes lift towers, skier transit systems, information centers, bar boards and time and message centers. In addition to offering outdoor advertising, the Company works with its customers to develop customized promotions and events. In 1996, approximately 10% of the Company's revenue was generated by SkiView. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

CLIENTS

     In 1996, no customer accounted for 10% or more of the Company's revenue. The five largest customers, in total, accounted for 11% of the Company's 1996 revenue.

  Product Solutions

     Mastering Computers has provided services for numerous Fortune 500 and other small and mid-size businesses, universities, and the U.S. government. During 1996, Mastering Computers trained approximately

70,000 people. In 1996, the top fifteen organizations with the most IT professionals attending Mastering Computers seminars were:

AT&T                                       Lockheed Martin
Blue Cross Blue Shield                     Los Alamos Labs
Boeing Company                             MCI Communications Corporation
Eastman Kodak Company                      Science Application International
                                             Corporation
Electronic Data Systems                    Sprint
General Electric Company                   U.S. Navy
GTE                                        Unisys
Hewlett-Packard Company

Custom Solutions

     The Company has developed custom interactive solutions for Fortune 1000 and other companies that require strategic advice and interactive business solutions. Customer relationships involve both services delivered directly to customers and projects performed indirectly through partners, such as system integrators and advertising agencies.

     The Company has created custom interactive solutions for customers including:

Allstate Insurance                         Hewlett-Packard Company
American Express Co.                       IBM Corporation
Apple Computer, Inc.                       Information Access Company, Inc.
Arthur Andersen LLP                        Intel Corporation
A.T. Kearney                               Intuit, Inc.
Baker Audio/Telecom                        Kaiser Permanente
Cisco Systems, Inc.                        Motorola
Compaq Computer Corp.                      Nicholas-Applegate
CompUSA, Inc.                              National Processing Company
Corporate Express                          Packard Bell NEC, Inc.
Disney Online                              Paging Network, Inc
Disneyland Paris                           Pfizer, Inc.
Eastman Kodak Company                      Pioneer Electronics (USA) Inc.
Electronic Data Systems, Inc.              Saatchi & Saatchi Pacific (on behalf of
FirstCom Music                             Celebrity Cruises and Toyota Motor Corp.)
Frankel & Company                          Sega
  (on behalf of McDonald's Corporation)    Sony Development, a division of Sony
                                             Retail
Griffin Bacal, Inc.                        Entertainment
  (on behalf of Sharp Electronics Corp.)   Sun Microsystems, Inc.
J. Walter Thompson                         TCI Internet Services
  (on behalf of Ford Motor Company)        Toshiba America Information Systems, Inc.

  SkiView

     SkiView's four largest customers in 1996, ranked by revenue, were General Motors (Chevrolet, GM Card, GMAC), AT&T, Heublein, Inc. (Smirnoff and Finlandia) and The Pillsbury Company (Progresso Soups).

SALES AND MARKETING

  Product Solutions

     At the end of 1996, Mastering Computers employed 177 people which were engaged in sales related activities, up from 66 at the beginning of the year. Mastering Computers' salesforce sells all of the Company's training products and is also used to identify sales leads for the Company's custom solutions to Fortune 1000 prospects.

     The Mastering Computers sales effort is aided by a database of information related to over 1.1 million IT professionals. In 1996, the salesforce called over 4 million IT professionals.

     The advance selling of seminars gives the Company visibility on potential revenue. In addition, advance selling allows the Company to perform market research and allows the salesforce to test new products and to gauge customer demands prior to actual product introduction.

  Custom Solutions

     The Company's sales and marketing efforts for custom solutions are organized into new business development and account management functions. The Company develops new business opportunities through a dedicated sales force which identifies potential customers and pursues interactive marketing assignments with these customers. The Company believes that a systematic proactive selling approach conducted through its dedicated sales force distinguishes it from the traditional advertising agency approach and from many of its competitors.

     The Company uses telesales resources from its subsidiary, Mastering Computers, to qualify new business leads. Once qualified interest is established by telesales, a sales executive pursues the business development process with the prospective customer.

     The Company, at times, partners with a system integrator to design and develop an interactive business solution. The Company may pursue business jointly with a partner, subcontract a percentage of a project to such a partner, or be contracted itself by a partner. The Company is continuing to develop system integration skills in house.

     Once the Company is engaged in a project, the Company's account management staff seeks to ensure that the customer's needs are met and high quality products are delivered on time and on budget. The account management staff also identifies and pursues opportunities with existing clients for additional projects.

     The Company seeks to develop extensive knowledge of individual industries that lend themselves to interactive business solutions and, consistent with its contractual obligations, apply this knowledge to provide its services to various customers within those industries. The Company believes that this strategy differs from those of many of the Company's competitors who are seeking "agency of record" relationships that generally mandate an exclusive relationship within a customer's industry.

     In the course of developing customized solutions for certain customers, the Company may gain technical know-how that can generally be retained and applied in other development efforts. This knowledge is recorded and preserved by the Company in order to facilitate access by the entire production staff, potentially reducing future development costs.

COMPETITION

  Product Solutions

     The long duration, inflexible structure, and high cost of traditional post-secondary education does not effectively address the growing need to quickly educate IT professionals. In response, a large number of IT training programs are now offered by hardware/software vendors, systems integrators, internal training departments, technology/vocational schools, and independent trainers. Although the market remains fragmented, barriers to entry are becoming evident, particularly in computer-based training where proprietary technologies and specialized knowledge are critical in CBT title development.

  Custom Solutions

     The interactive marketing industry is in the early stages of development. The Company faces competition from a number of sources, no one of which the Company believes is dominant, including small multimedia firms, advertising agencies, direct and integrated marketing communication firms and media production companies having internal technological expertise in the design and implementation of interactive marketing products.

     The Company believes that the principal competitive factors in the interactive marketing category are the ability to understand the customer's business and develop strategically sound interactive solutions, communicate solutions in layman's terms, demonstrate breadth and depth of technical expertise, present unique creative concepts, develop strong customer relationships and produce high quality products. The Company believes that it competes favorably with respect to each of these factors.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 463 employees, including 230 engaged in product solutions activities, 168 engaged in custom solutions and related support activities, 49 engaged in administrative related activities and 16 engaged in SkiView operations.

     Of the 230 product solution employees, 177 were engaged in sales activities, 34 were engaged in operations related activities, 7 were engaged in support related activities and 12 in CBT related activities. Of the 168 custom solutions employees, 120 were engaged in delivery of interactive custom solutions, 36 were engaged in sales and account service activities and 12 were engaged in support related activities.

     The Company expects hiring in 1997 to continue in connection with its continued expansion of its businesses. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled creative, technical, and strategic sales and marketing personnel and instructors for its product solutions. Competition for such personnel is intense. The Company provides stock options to attract and retain such personnel.

ITEM 2. PROPERTIES

     The Company's executive offices are located in Avon, Colorado and occupy approximately 8,400 square feet. The Company leases these facilities under a lease that expires in February 1998. In addition, the Company leases an aggregate of 71,443 square feet in the following locations: Chicago, Illinois; Dallas, Texas; Los Angeles, California; Mountain View, California; New York, New York; Portland, Oregon; Salt Lake City, Utah; and Scottsdale, Arizona. The Company's custom solutions activities are conducted primarily in the Company's Avon, Dallas, Mountain View, New York and Portland facilities. The Company's product solutions activities are conducted primarily in the Company's Scottsdale and Portland offices. The other leased facilities are devoted primarily to custom solutions sales activities.

     In addition, the Company owns a 2,880 square foot production facility in Naples, New York which is used for production activities relating to SkiView's operations.

     The Company has entered into a letter of intent to lease 54,000 square feet in Scottsdale. This would allow the Company to move its existing staff located in Scottsdale to a new location upon the expiration of its current lease and allow the Company to expand its staff as necessary. The Company has also entered into a lease in Chicago which will allow the Company to consolidate its Chicago based administrative staff.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                 NAME                    AGE                       POSITION
                 ----                    ---                       --------
Terence M. Graunke.....................  38    Chairman of the Board, President and Chief
                                               Executive Officer
Kevin Rowe.............................  37    Executive Vice President, General Manager,
                                               Custom Solutions Division
Thomas R. Graunke......................  31    Executive Vice President, General Manager,
                                               Product Solutions Division
Marc Pinto.............................  36    Executive Vice President, Chief Financial
                                               Officer

     Terence M. Graunke founded Eagle River Communications, Inc., the predecessor to the Company, in May 1994 and has served as Chairman of the Board, President and Chief Executive Officer since that time. From December 1992 to May 1994, Mr. Graunke was President and Chief Executive Officer of Rapp Collins Communications, a direct response advertising agency, and of DDB
Needham -- FOCUS GTE, a full service agency dedicated to GTE. From December 1990 to December 1992, Mr. Graunke served as Chairman of the Board, President and Chief Executive Officer of US Communications Corporation, a marketing communications agency which was sold in 1992 to Omnicom. Throughout the 1980s, Mr. Graunke managed Unispond, a direct marketing agency, where he served as Chief Executive Officer from 1986 to 1989. In 1990, he acquired Unispond, which later merged operations with US Communications, a sales promotion company, to form a marketing communications agency. The combined entity was renamed US Communications. Mr. Graunke is also a director of U.S. Robotics Corporation. Mr. Graunke is the brother of Thomas R. Graunke.

     Kevin Rowe has been Executive Vice President, General Manager, Custom Solutions Division of the Company since December 1996. Prior to joining the Company, he was Vice President and General Manager of MCI Systemhouse's Midwest Region geographic business unit, a division of MCI Communications. Kevin spent five years at MCI Systemhouse, which he joined as Director of Marketing & Sales. Prior to joining MCI Systemhouse, Kevin was an associate partner with Andersen Consulting Kevin has an MBA from Northwestern's Kellogg School and a BA from the University of Illinois.

     Thomas R. Graunke has been Executive Vice President, General Manager, Product Solutions Division of the Company since August 1996. Prior to joining the Company he was President of Mastering Computers, Inc., a leader-led Windows training company, since its inception in 1988. In July 1996, Mastering Computers merged with Eagle River Interactive to broaden its opportunity to include computer-based training. Mr. Graunke is the brother of Terence M. Graunke.

     Marc Pinto has been Executive Vice President, Chief Financial Officer of the Company since December 1995. From July 1983 to December 1995, Mr. Pinto was associated with Arthur Andersen LLP, where he served as a Partner from September 1995 until December 1995, as a Senior Tax Manager from September 1991 until September 1995 and as a Tax Manager from July 1987 until September 1991.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ERIV" since March 21, 1996, the date of the Company's initial public offering. The table below sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                HIGH          LOW
                                                                ----          ---
Fiscal Year Ended December 31, 1996
  First Quarter (Initial Public Offering March 21, 1996)....    $14 3/4       $13
  Second Quarter............................................    $22 1/8       $13 1/8
  Third Quarter.............................................    $19 1/2       $ 8 5/8
  Fourth Quarter............................................    $10 3/4       $ 5 1/2

     As of February 20, 1997, there were 166 holders of record of the Company's Common Stock.

     The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain available funds from earnings, if any, for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table sets forth selected financial data for the Company:

                                                               YEARS ENDED DECEMBER 31,*
                                                    ------------------------------------------------
                                                     1992     1993     1994      1995        1996
                                                    ------   ------   -------   -------   ----------
                                                      (UNAUDITED)
Revenue...........................................  $8,326   $8,400   $11,182   $20,785   $   39,264
Operating expenses................................  $8,233   $8,800   $11,616   $22,814   $   46,200
Net income (loss) from continuing operations......  $   55   $ (421)  $  (548)  $(2,629)  $   (3,090)
Net income (loss) from continuing operations per
  share(a)........................................                                        $     (.25)
                                                                                          ==========
Weighted average shares outstanding at year end
  (a).............................................                                        12,285,782
                                                                                          ==========

                                                               AS OF DECEMBER 31,*
                                                   --------------------------------------------
                                                    1992     1993     1994     1995      1996
                                                   ------   ------   ------   -------   -------
                                                     (UNAUDITED)
Total assets.....................................  $1,911   $2,938   $2,949   $13,653   $58,270
Total long-term liabilities......................  $  103   $  214   $1,555   $ 3,153   $   804
Total stockholders' equity.......................  $  670   $   (4)  $ (705)  $(3,542)  $49,914

---------------

 * All historical data has been restated to reflect pooling of interests business combinations which occurred in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

(a) Historical income (loss) from continuing operations per share is not presented for periods prior to 1996 as it is not considered relevant given the Company's initial public offering in 1996, which resulted in significant changes to the Company's capital structure.

     The following table sets forth selected financial data of SkiView, Inc., the predecessor entity (the "Predecessor Business") that operated the business currently conducted by SkiView, for each of the four fiscal years ended April 30, 1994, and for the eight months ended December 31, 1994. The selected financial data of the Predecessor Business for the fiscal years ended April 30, 1993 and 1994, and for the eight months ended December 31, 1994 have been derived from the Predecessor Business' financial statements which appear elsewhere in this report.

                                                   PREDECESSOR BUSINESS(1)
                                       ------------------------------------------------
                                                                              EIGHT
                                             YEARS ENDED APRIL 30,         MONTHS ENDED
                                       ---------------------------------   DECEMBER 31,
                                        1991     1992     1993     1994        1994
                                       ------   ------   ------   ------   ------------
                                         (UNAUDITED)
Statement of Operations Data:
  Revenue............................  $3,026   $3,677   $3,510   $2,811      $  987
  Operating expenses.................  $2,997   $3,279   $3,378   $3,037      $1,800
  Net loss...........................  $ (747)  $ (295)  $ (438)  $ (406)     $ (369)

                                                  APRIL 30,
                                    -------------------------------------   DECEMBER 31,
                                     1991      1992      1993      1994         1994
                                    -------   -------   -------   -------   ------------
                                       (UNAUDITED)
Balance Sheet Data:
  Total assets....................  $ 2,416   $ 2,798   $ 2,844   $ 2,366     $ 3,745
  Total long-term obligations
     (current and non-current
     portions.....................  $ 7,591   $ 8,083   $ 8,631   $ 8,775     $ 8,310
  Total stockholders' (deficit)...  $(5,381)  $(5,678)  $(6,116)  $(6,522)    $(6,891)

---------------

(1) Effective January 1, 1995, the Company acquired the assets and assumed certain liabilities of the Predecessor Business. Due to the significance of the SkiView business to the Company's operations, the financial statements of the Predecessor Business have been included in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

  Overview

     The Company is a business services company that provides corporate training products for IT professionals and creates and develops interactive marketing, training, and communications solutions. The Company develops both product and custom solutions. Mastering Computers, a wholly owned subsidiary of the Company, develops and markets product solutions. These solutions consist of corporate training primarily for IT professionals, including leader-led Windows NT, Windows 95 and TCP/IP operating system training seminars as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software, videos and newsletters. Custom solutions are delivered using the Internet and World Wide Web, proprietary intranets, informational and transactional kiosks, CD-ROMs, and other interactive medium. The Company also sells traditional outdoor media advertising at ski resorts in the United States through its SkiView subsidiary. See "Business".

  Mergers

     In June 1996, the Company completed a merger with GM. Pursuant to the merger, all outstanding GM shares were converted into 550,000 shares of the Company's Common Stock. The Company also assumed and exchanged all options to purchase GM Common Stock for options to purchase 141,041 shares of the Company's Common Stock.

     Prior to the conversion, a dissenting GM Shareholder was paid approximately $352,000 as consideration for her approximate 3% interest in GM. The merger was accounted for as a pooling of interests, and accordingly the Company's historical consolidated financial information has been restated as though ERI and GM had been combined from inception.

     In August 1996, the Company completed a merger with Mastering Computers. Pursuant to the merger, all outstanding Mastering Computers shares were exchanged for 1,175,000 shares of the Company's Common Stock. The Company also assumed and exchanged all options to purchase Mastering Computers Common Stock for options to purchase 191,280 shares of the Company's Common Stock. The merger was accounted for as a pooling of interests, and accordingly the Company's historical consolidated financial information has been restated as though ERI and Mastering Computers had been combined from inception.

  Acquisitions

     In November 1996, SRC Localisation ("SRC"), a 99% owned subsidiary of the Company, located in Paris, France, bought the assets of Groupe SRC in a cash transaction for approximately $242,000. The transaction was accounted for as a purchase. SRC specializes in multimedia localization and is the head of the European Localisation Group, an alliance of localization companies with offices located in France, Germany, the United Kingdom, Spain, and Italy. SRC is the Company's Paris office and the base for its international division.

  General

     The Company has three revenue sources -- product solutions, custom solutions and outdoor media advertising.

     The Company generates revenue from sales of products, which consist primarily of Windows NT, Windows 95 and TCP/IP operating systems training seminars as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software and videos and newsletters. Product solution revenue from seminars is generally collected in advance and is recognized upon commencement of the seminar. Subscription revenues are deferred and recognized over the term of the related subscription, while other product revenue is recognized when the products are shipped.

     The Company generates revenue from custom solution services, which have historically been provided primarily through fixed-fee contracts. The Company anticipates an increasing number of contracts to be billed on a time-and-materials basis during 1997. The Company's custom solution customers generally retain the Company on a project-by-project basis. The Company has no material contract that commits any customer to use the Company's services on a long-term basis. Custom solution service contracts are generally completed within three to nine months. Custom solution revenue is recognized using the percentage of completion method on an individual contract basis. Percentage complete is determined based upon the ratio of costs (primarily direct labor) incurred to total estimated costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project, which can only be determined upon project completion. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable.

     The Company sells outdoor media at ski areas to advertisers for a specific period of time, generally November through March, which approximates the ski season. The Company recognizes this revenue ratably over that period. In some cases, the Company produces the advertising content in addition to selling the media to its customers. In such cases, the production revenue is recognized when the production work is completed. In addition, the Company provides promotional services related to events sponsored by various advertisers throughout the ski season. Promotion revenue is recognized as the events are held, primarily in January through March.

     Costs related to product solutions consist primarily of labor and related benefits for speakers and seminar personnel, rental of seminar facilities and the cost of materials provided to seminar participants, some of which is deferred until seminar commencement. Costs related to custom solution services consist primarily of labor and occupancy expenses for creative design, account management and sales personnel. Costs related to the Company's outdoor media sales include primarily sales and operating expenses, sign installation and maintenance costs (which are recognized as incurred on an accrual basis) and tower and transit rental costs (which are recognized ratably over the November to March ski season to coincide with the period over which related revenue is recognized). Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items from the Company's statements of operations expressed as a percentage of revenues and percentage change in the dollar amount of such items compared to the prior year:

                                                                              PERCENTAGE INCREASE
                                              PERCENTAGE OF REVENUES              (DECREASE)
                                              YEAR ENDED DECEMBER 31,            YEAR TO YEAR
                                            ---------------------------   ---------------------------
                                            1994(1)   1995(1)   1996(1)   1994:1995(1)   1995:1996(1)
                                            -------   -------   -------   ------------   ------------
Revenue...................................   100.0%    100.0%    100.0%       85.9%          88.9%
Cost of revenue...........................    56.0%     55.9%     53.5%       85.5%          81.0%
Marketing and selling.....................    20.4%     25.7%     31.6%      133.9%         132.2%
General and administrative expenses.......    21.7%     23.1%     27.1%       98.1%         121.4%
Depreciation and amortization.............     5.8%      5.1%      5.5%       62.9%         103.3%
                                             -----     -----     -----
Operating loss............................    (3.9%)    (9.8%)   (17.7%)
Other (expense) income, net...............    (1.0%)    (2.9%)     4.0%
                                             -----     -----     -----
Loss from continuing operations before tax
  benefit.................................    (4.9%)   (12.7%)   (13.7%)
Income tax benefit........................     0.0%      0.0%      5.8%
                                             -----     -----     -----
Loss from continuing operations...........    (4.9%)   (12.7%)    (7.9%)
Discontinued operations...................     0.0%     (3.1%)     0.5%
                                             -----     -----     -----
Net loss..................................    (4.9%)   (15.8%)    (7.4%)

---------------

(1) Restated for pooling of interest business combinations which occurred in 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenue

     Revenue for 1995 was approximately $20.8 million, which consisted of approximately $10.2 million of product solutions revenue, approximately $6.7 million of custom solutions revenue and approximately $3.9 million of outdoor media advertising. Revenue for fiscal 1996 was approximately $39.3 million, or an 88.9% increase over 1995. 1996 revenue consisted of approximately $21.0 million of product solution revenue, approximately $14.4 million of custom solution revenue and approximately $3.9 million of outdoor media advertising. The growth in product solutions revenue from 1995 to 1996 was a result of the increase in the number and types of seminars provided, the average number of attendees per seminar and the average price charged for the seminars. The growth in custom solution revenue from 1995 to 1996 was a result of the increase in the number of projects from both new and existing customers. The growth in revenue is also the result of the Company's substantial investments in labor force, operating infrastructure, equipment and marketing made in the last quarter of 1995 and the first, second and third quarters of 1996.

  Cost of Revenue

     The Company's cost of revenue for 1995 was approximately $11.6 million, which consisted of approximately $3.3 million related to product solutions, approximately $5.3 million related to custom solution services and approximately $3.0 million of outdoor media advertising. The Company's cost of revenue for 1996 was approximately $21.0 million, which consisted of approximately $4.8 million related to product solutions, approximately $13.8 million related to custom solution services and approximately $2.4 million of outdoor media advertising.

     During 1995, the Company was developing its business. During 1996, costs increased in all areas of the product and custom solution segments, particularly in labor and related benefits and occupancy costs. The Company has made substantial investments in its labor force and operating infrastructure and anticipates increased capacity and production in future periods through higher utilization of its labor force, some of which has already been realized by the Company. Total employees of the Company increased from 191 at the end of 1995 to 463 at the end of 1996.

  Marketing and Selling

     Marketing and selling costs are primarily comprised of salaries, commissions and benefits, travel and marketing program costs. Marketing and selling expenses of approximately $5.3 million for 1995 were primarily related to the continued development of the Company. For 1996 marketing and selling expenses were approximately $12.4 million. The increase from 1995 to 1996 was primarily due to the continued growth of the Company's business and the corresponding increase in personnel.

  General and Administrative Expenses

     General and administrative expenses include costs for the accounting, legal, information systems and human resource functions, as well as costs related to some senior executives of the Company. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses of approximately $4.8 million during fiscal 1995 were primarily related to the continued early development of the Company. For 1996 general and administrative expenses were approximately $10.6 million, which includes approximately $2.2 million of transaction costs related to the Mastering Computers and GM mergers and related organizational realignment following the mergers. The merger expenses primarily consist of consulting, outside legal and accounting costs. The increase in general and administrative expense from 1995 to 1996 was primarily due to mergers and related organizational realignment and the growth of the Company's business and the corresponding increase in the number of executive and administrative personnel and the number of offices. The Company anticipates that increases in general and administrative expenses will be less dramatic in 1997. In addition, these costs, as a percentage of revenue, should decrease as the administrative infrastructure was substantially in place at the end of 1996 to meet anticipated growth in operations.

  Depreciation and Amortization

     Depreciation and amortization expense of approximately $1.1 million during 1995 consisted of approximately $0.6 million of depreciation of equipment and approximately $0.5 million of amortization of organization costs and goodwill related to acquisitions. For 1996, depreciation and amortization expense of approximately $2.1 million consisted of approximately $1.7 million of depreciation and approximately $0.4 million of amortization. The increase in depreciation expense reflects the significant investment the Company has made in its computer equipment, leasehold improvements and office equipment over the past year.

  Other Income (Expense)

     Interest income and expense are included in other income (expense). Other expense of approximately $0.6 million for 1995 primarily represents interest expense. Other income of approximately $1.6 million for 1996 primarily represents interest income which resulted from investing the proceeds from the initial public offering.

  Income Taxes

     The Company recorded an income tax benefit of approximately $2.3 million. In accordance with the provisions of SFAS 109, management of the Company determined that it is more likely than not that the net deferred tax asset resulting primarily from the Company's net operating losses will be realized through future taxable income generated by the Company.

     The Company bases its determination on the significant growth that has occurred in its business during 1996. The Company's revenue increased from $20.8 million in 1995 to $39.3 million in 1996, representing an 89% increase in revenue. In 1995 and the first half of 1996, the Company incurred significant losses due to expenditures related to developing and expanding capacity for the delivery of its custom and product solutions and services. The Company realized, as a result of such expenditures, positive operating results for the fourth quarter of 1996, which generated taxable income for that quarter. Further, the Company's management continues to believe that the increases in margins achieved by its outdoor media business in future periods will be substantially larger than those achieved in 1995 and similar to those achieved in 1996. Based on the above operating results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset will be realized through the generation of future taxable income.

     Historically, the Company's net loss before taxes has approximated its taxable loss. The Company's deferred income taxes result primarily from net operating loss carryforwards ("NOLs"), the use of accelerated depreciation methods for income tax purposes, amortization differences, certain intangible assets, and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. The Company has tax NOLs totaling $4.5 million, which expire as follows: 2010 -- $0.6 million and 2011 -- $3.9 million.

     Management believes that taxable income during the carryforward period will be sufficient to utilize fully the NOLs before they expire. Management anticipates that increases in taxable income during the carryforward period will arise primarily as a result of the Company's continued growth in its custom and product solutions services and operating efficiencies which may be gained under the Company's current strategies.

  Discontinued Operations

     The Company acquired control of the assets and assumed the liabilities of Production Masters, Inc. ("PMI") as of January 1, 1995 under an operating agreement. The Company acquired PMI with the expectation of profitable operations and potential future shared facilities and products. However, due to management difficulties, equipment in need of substantial repair, and significant marketing challenges, the Company determined to discontinue PMI. The Company was required to pay the costs of discontinuing the operations. The Company recorded a loss of $0.6 million from discontinued operations for the year ended December 31, 1995. During 1996 the Company recorded a gain of $0.2 million from discontinued operations representing the settlement of certain contingencies relating to the PMI business segment.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenue

     Revenue for 1994 was approximately $11.2 million, which consisted of approximately $6.8 million of product solutions revenue and approximately $4.4 million of custom solutions revenue. Revenue for 1995 was approximately $20.8 million, or an 85.9% increase over 1994. 1995 revenue consisted of approximately $10.2 million of product solution revenue, approximately $6.7 million of custom solution revenue and approximately $3.9 million of outdoor media advertising. The growth in product solutions revenue from 1994 to 1995 was a result of the increase in the number of seminars provided and the average number of attendees per seminar. The growth in custom solution revenue from 1994 to 1995 was a result of the increase in the number of projects from both new and existing customers. There was no outdoor media revenue in 1994 as SkiView was purchased in 1995.

  Cost of Revenue

     The Company's cost of revenue for 1994 consisted of approximately $3.1 million related to product solutions and approximately $3.2 million related to custom solution services. The Company's cost of revenue for 1995 consisted of approximately $3.3 million related to product solutions, approximately $5.3 million related to custom solution services and approximately $3.0 million of outdoor media advertising.

     During 1994 and 1995, the Company was developing its business. During 1995, costs increased in all areas of the product and custom solution segments, particularly in labor and related benefits and occupancy costs. There was no outdoor media cost of revenue in 1994 as SkiView was purchased in 1995. See financial statements of Predecessor Business.

  Marketing and Selling

     Marketing and selling costs are primarily comprised of salaries, commissions and benefits, travel and marketing program costs. Marketing and selling expenses were approximately $2.3 million for 1994. For 1995 marketing and selling expenses were approximately $5.3 million. The increase from 1994 to 1995 was primarily due to the growth of the Company's business and the corresponding increase in personnel.

  General and Administrative Expenses

     General and administrative expenses include costs for the accounting, information systems and human resource functions, as well as costs related to some senior executives of the Company. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses were approximately $2.4 million during 1994. For 1995 general and administrative expenses of approximately $4.8 million were primarily related to the continued early development of the Company.

  Depreciation and Amortization

     Depreciation and amortization expense of approximately $0.6 million during 1994 consisted of approximately $0.2 million of depreciation of equipment and approximately $0.4 million of amortization of organization costs and goodwill related to acquisitions. For 1995, depreciation and amortization expense of approximately $1.1 million consisted of approximately $0.6 million of depreciation and approximately $0.5 million of amortization. The increase in depreciation expense reflects the significant investment the Company made in its computer and office equipment during 1995.

  Other Income (Expense)

     Interest income and expense are included in other income (expense). Other expense of approximately $0.1 million for 1994 primarily represents interest expense. Other expense of approximately $0.6 million for 1995 primarily represents interest expense.

QUARTERLY RESULTS (DOLLARS IN THOUSANDS)

     The following table sets forth certain statement of operations data for each of the Company's last eight quarters and, in the opinion of management of the Company, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.

                                       1995 -- THREE MONTHS ENDED                  1996 -- THREE MONTHS ENDED
                                -----------------------------------------   -----------------------------------------
                                MARCH 31    JUNE 30    SEPT 30    DEC 31    MARCH 31    JUNE 30    SEPT 30    DEC 31
                                --------    -------    -------    -------   --------    -------    -------    -------
Revenues......................   $5,818     $4,962     $4,062     $ 5,943    $7,793     $7,851     $9,913     $13,707
                                 ------     -------    -------    -------    ------     -------    -------    -------
Expenses:
  Cost of revenue.............    2,978      2,791      2,367       3,479     4,036      4,417      6,559       6,007
  Marketing and selling.......    1,105      1,299      1,381       1,555     2,183      2,825      3,567       3,827
  General and
    administrative............    1,018      1,058      1,000       1,726     1,376      2,318(a)   4,414(b)    2,522
  Depreciation and
    amortization..............      231        237        257         332       357        454        603         735
                                 ------     -------    -------    -------    ------     -------    -------    -------
Total Operating Expenses......    5,332      5,385      5,005       7,092     7,952     10,014     15,143      13,091
                                 ------     -------    -------    -------    ------     -------    -------    -------
    Income (loss) from
      operations..............      486       (423)      (943)     (1,149)     (159)    (2,163)    (5,230)        616
Other income (expense)........     (118)      (179)      (204)        (99)       59        578        525         424
                                 ------     -------    -------    -------    ------     -------    -------    -------
Income (loss) from continuing
  operations before provision
  for (benefit from) income
  taxes.......................      368       (602)    (1,147)     (1,248)     (100)    (1,585)    (4,705)      1,040
Benefit (provision) for income
  tax.........................       --         --         --          --        --        755      1,869        (364)
                                 ------     -------    -------    -------    ------     -------    -------    -------
Net income (loss) from
  continuing operations.......      368       (602)    (1,147)     (1,248)     (100)      (830)    (2,836)        676
Discontinued operations.......      (87)      (557)        --          --        --        198         --          --
                                 ------     -------    -------    -------    ------     -------    -------    -------
Net income (loss).............   $  281     $(1,159)   $(1,147)   $(1,248)   $ (100)    $ (632)    $(2,836)   $   676
                                 ======     =======    =======    =======    ======     =======    =======    =======

---------------

(a) Includes approximately $0.5 million in acquisition related costs.

(b) Includes approximately $1.7 million in acquisition and other one-time costs.

     The Company's quarterly operating results may fluctuate due to a variety of factors, including the completion or cancellation of a major project, a reduction in the scope of services to be performed under a major project, the addition or loss of a major customer, the relative mix of higher and lower margin projects, changes in pricing strategies, costs relating to the expansion of operations, the costs of acquisitions, capital expenditures, the hiring or loss of personnel, the opening or closing of offices, fluctuations in the number of seminars or the number of persons attending seminars due to holidays and other factors that are outside the Company's control. The Company experiences a moderate amount of seasonality, primarily related to national holidays and vacations taken in conjunction with the holidays. In addition, the Company has experienced seasonality in its business due to the operations of SkiView, which historically has earned substantially all of its revenues during the months of November through March. As a result of the foregoing and other factors, the Company anticipates that it may experience material fluctuations in operating results on a quarterly basis.

     During the first and second quarters of 1996 and for part of the third quarter of 1996, costs increased in all areas of the custom and product solution segments, particularly in labor and related benefits and occupancy costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in the Company's operating activities was approximately $1.0 million for 1995 primarily due to the Company's payment and fulfillment of obligations acquired from the predecessor to SkiView and cash expenditures made in the early development of the Company. For 1996, approximately $8.0 million of cash was used in operations. Cash used in operations for 1996 largely reflects the investment made by the Company to grow its operating infrastructure. Cash used in investing activities was approximately $3.3 million and $6.2 million for 1995 and 1996, respectively, related primarily to purchases of property and equipment in both years and to the rapid staffing growth and related office space expansion in 1996. Cash flows from financing activities were approximately $6.0 million and $45.6 million in 1995 and 1996, respectively. In 1995, the Company financed its operations, acquired equipment and met its working capital requirements through a preferred stock issuance and borrowings under lines of credit issued by certain affiliates. The cash inflow from financing activities for 1996 reflects the completion of the initial public offering of Common Stock.

     As of December 31, 1996, the Company had approximately $34.0 million of cash and cash equivalents which the Company believes will be sufficient to meet its currently anticipated cash needs for working capital, capital expenditures and funds required to make acquisitions, if any, for the next twelve months and the foreseeable future.

FUTURE RESULTS

     This report may be deemed to contain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, the Company's limited operating history and substantial operating losses, risks associated with the expansion of the Company's business and the management of growth, dependence on key personnel, potential fluctuations in quarterly operating results, changing economic conditions, absence of long-term contracts, the rapidly evolving market for interactive services, uncertain demand and market acceptance for interactive solutions, rapidly changing technology and the competitive environment. Certain of these risks and uncertainties are described more fully under the heading "Risk Factors" in the Company's Prospectus dated March 21, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-702).

     The Company's product solutions business is subject to certain additional risks and uncertainties, including the need to anticipate changes in technology to create product solutions on a timely basis, competition from other companies with substantially greater financial, technical and other resources, relatively low barriers to entry, the growth in CBT courses offered by others, the need to restrict unauthorized use of the Company's product solutions and protect the Company's proprietary rights, and the risk that states may seek to regulate the Company's product solutions as educational programs.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The Financial Statements of the Company are listed in the Index to Financial Statements on page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The response to this item is incorporated herein by reference to the information in the Company's 1997 Annual Meeting Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information set forth under Item 4a of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference to the information in the Company's 1997 Annual Meeting Proxy Statement under the caption, "Executive Compensation," except the Compensation Committee's Report on Executive Compensation and the stock performance graph which are not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference to the information in the Company's 1997 Annual Meeting Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference to the information in the Company's 1997 Annual Meeting Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1) FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

     Eagle River Interactive and Subsidiaries Consolidated Financial Statements

     Report of Independent Public Accountants

     Consolidated Balance Sheets As of December 31, 1995 and 1996

     Consolidated Statements of Operations For the Years Ended December 31, 1994, 1995 and 1996

     Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1994, 1995 and 1996

     Consolidated Statements of Cash Flows For the Years Ended December 31, 1994, 1995 and 1996

     Notes to Consolidated Financial Statements

     SkiView, Inc. Financial Statements (Predecessor Business)

     Report of Independent Public Accountants

     Balance Sheets As of April 30, 1993 and 1994, and December 31, 1994

     Statements of Operations and Accumulated Deficit For the Years Ended April 30, 1993 and 1994 and For the Eight-Month Period Ended December 31, 1994

     Statements of Cash Flows For the Years Ended April 30, 1993 and 1994 and For the Eight-Month Period Ended December 31, 1994

     Notes to Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the Company's Consolidated Financial Statements and Notes thereto.

(3) EXHIBITS

     (a) The following exhibits are filed with this report:

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
           3.1           -- Certificate of Incorporation of the Registrant(1)
           3.2           -- Bylaws of the Registrant(1)
           3.3           -- Certificate of Designation, Preferences and Rights of
                            Series B Preferred Stock(1)
           4.1           -- Specimen Certificate for Common Stock(1)
           4.2           -- Rights Agreement between the Registrant and Harris Trust and Savings Bank, as Rights Agent(1)
          10.1           -- Registrant's 1995 Executive Stock Option Plan(1)(2)
          10.2           -- Form of Stock Option Agreement under Registrant's 1995
                            Executive Stock Option Plan(1)(2)
          10.3           -- Registrant's 1995 Employee Stock Option Plan(1)
          10.4           -- Form of Stock Option Agreement under Registrant's 1995
                            Employee Stock Option Plan(1)
          10.5           -- Amended and Restated Employment Agreement with Terence M.
                            Graunke(1)(2)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          10.6           -- Employment Agreement with Marc Pinto(1)(2)
          10.7           -- Form of Directorship Agreement between the Registrant and each director(1)
          10.8           -- Registrant's 401(k) Plan(1)(2)
          10.9           -- Trust Agreement between the Registrant and the Charles
                            Schwab Trust Company relating to the Registrant's 401(k)
                            Plan(1)(2)
          10.10          -- Registrant's Employee Stock Purchase Plan(1)(2)
          10.11          -- Registrant's Performance Bonus Plan(1)(2)
          10.12          -- Registration Rights Agreement between the Registrant and the holders of the Registrant's Series A Preferred Stock,
                            as amended(1)
          10.13          -- Asset Purchase Agreement by and among SkiView, Inc.,
                            SkiView Acquisition Corp. and Allegheny Media(1)
          10.14          -- Secured Promissory Note of SkiView, Inc. in favor of
                            Oldview, Inc.(1)
          10.15          -- Security Agreement between SkiView, Inc. and Oldview,
                            Inc. and U.S. Communications Corporation(1)
          10.16          -- Agreement and Plan of Merger dated June 21, 1996 among
                            Eagle River Interactive, Inc., Sushi Acquisition Corp.,
                            Graphic Media, Inc. And Stockholders thereof(3)
          10.17          -- Stock Pledge Agreement dated June 21, 1996 by and among
                            Lee Jacobson, Philip Meurer, E. Michael Loftus and Joseph
                            Parker and Eagle River Interactive, Inc.(3)
          10.18          -- Registration Agreement dated June 21, 1996 between Eagle
                            River Interactive, Inc., Philip Meurer, Joseph Parker,
                            Lee J. Jacobson and E. Michael Loftus(3)
          10.19          -- Employment and Noncompetition Agreement dated June 21,
                            1996 between Graphic Media, Inc. And Philip Meurer(3)(2)
          10.20          -- Agreement and Plan of Merger dated as of July 31, 1996 by and among Eagle River Interactive, Inc., Ute Creek
                            Acquisition Corp. And Mastering Computers, Inc.(4)
          10.21          -- Supplemental Agreement dated as of July 31, 1996 by and among Eagle River Interactive, Inc., Ute Creek
                            Acquisition Corp., Mastering Computers, Inc. and Thomas
                            R. Graunke(4)
          10.22          -- Stock Pledge Agreement dated as of July 31, 1996 between
                            Eagle River Interactive, Inc. and Thomas R. Graunke(4)
          10.23          -- Registration Rights Agreement dated as of July 31, 1996 between Eagle River Interactive, Inc. and Thomas R.
                            Graunke(4)
          10.24          -- Employment and Noncompetition Agreement dated as of July
                            31, 1996 between Eagle River Interactive, Inc. and Thomas
                            R. Graunke(4)(2)
          10.25          -- Employment and Noncompetition Agreement dated as of
                            December 9, 1996 between Eagle River Interactive, Inc.
                            and Kevin J. Rowe(2)
          11             -- Statement regarding computation of per share earnings
          22             -- Subsidiaries of Registrant
          23             -- Consent of Arthur Andersen LLP
          24             -- Power of Attorney (contained on signature pages hereto)
          27             -- Financial Data Schedule

---------------

(1) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-702)

(2) Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated June 21, 1996.

(4) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated July 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EAGLE RIVER INTERACTIVE, INC.
                                            (Registrant)

Date:                                       By:        /s/ MARC PINTO
                                              ----------------------------------
                                                          Marc Pinto
                                                  Executive Vice President,
                                                   Chief Financial Officer

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Terence M. Graunke and Marc Pinto, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                      DATE
                      ---------                                        -----                      ----

               /s/ TERENCE M. GRAUNKE                    Chairman of the Board, President    March 28, 1997
-----------------------------------------------------    and Chief Executive Officer
                 Terence M. Graunke                      (principal executive officer)

                   /s/ MARC PINTO                        Executive Vice President, Chief     March 28, 1997
-----------------------------------------------------    Financial Officer (principal
                     Marc Pinto                          financial officer)

                   /s/ STEVE KRELL                       Director of Accounting (principal   March 28, 1997
-----------------------------------------------------    accounting officer)
                     Steve Krell

                 /s/ PAUL D. CARBERY                     Director                            March 28, 1997
-----------------------------------------------------
                   Paul D. Carbery

                  /s/ CASEY COWELL                       Director                            March 28, 1997
-----------------------------------------------------
                   Casey G. Cowell

              /s/ ANDREW J. FILIPOWSKI                   Director                            March 28, 1997
-----------------------------------------------------
                Andrew J. Filipowski

                           /s/                           Director
-----------------------------------------------------
                 Rodney L. Goldstein

                   /s/ PETER MASON                       Director                            March 28, 1997
-----------------------------------------------------
                   Peter I. Mason

                              /s/                        Director
-----------------------------------------------------
                     Steven Ness

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES CONSOLIDATED
  FINANCIAL STATEMENTS
  Report of Independent Public Accountants..................  F-2
  Consolidated Balance Sheets As of December 31, 1995 and
     1996...................................................  F-3
  Consolidated Statements of Operations For the Years Ended
     December 31, 1994, 1995 and 1996.......................  F-4
  Consolidated Statements of Stockholders' Equity (Deficit)
     For the Years Ended December 31, 1994, 1995 and 1996...  F-5
  Consolidated Statements of Cash Flows For the Years Ended
     December 31, 1994, 1995 and 1996.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

SKIVIEW, INC. FINANCIAL STATEMENTS (PREDECESSOR BUSINESS)(1)
  Report of Independent Public Accountants..................  F-26
  Balance Sheets As of April 30, 1993 and 1994, and December
     31, 1994...............................................  F-27
  Statements of Operations and Accumulated Deficit for the
     Years Ended April 30, 1993 and 1994 and for the
     Eight-Month Period Ended December 31, 1994.............  F-28
  Statements of Cash Flows for the Years Ended April 30,
     1993 and 1994 and For the Eight-Month Period Ended
     December 31, 1994......................................  F-29
  Notes to Financial Statements.............................  F-30

---------------

(1) The financial statements of SkiView, Inc. have been included in this document pursuant to the Securities and Exchange Commission's rules. SkiView, Inc., the predecessor entity (the "Predecessor Business") that operated the business currently conducted by SkiView, Inc. (a wholly-owned subsidiary of the Company), is considered to be a predecessor entity for purposes of presenting financial statement data. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements regarding the lack of comparability between the results of operations and financial positions of the two entities.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Eagle River Interactive, Inc.:

     We have audited the accompanying consolidated balance sheets of Eagle River Interactive, Inc., (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle River Interactive, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 5, 1997.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                               AS OF DECEMBER 31,

                                      ASSETS
                                                               1995         1996
                                                              -------      -------
Current Assets:
  Cash and cash equivalents.................................  $ 2,595      $33,995
  Accounts receivable, net of allowance for doubtful
     accounts of $210 and $331, respectively (including $66
     and $186 due from related parties at December 31, 1995
     and 1996, respectively, -- Note 8).....................    3,606        6,262
  Costs and estimated earnings in excess of billings........       28        2,123
  Deferred tax asset, current...............................       --        1,592
  Other current assets (including $186 and $233 relating to
     related parties at December 31, 1995 and 1996,
     respectively -- Note 8)................................    1,104        1,424
                                                              -------      -------
          Total Current Assets..............................    7,333       45,396
                                                              -------      -------
Property and Equipment:
  Land......................................................       25           25
  Buildings.................................................      135          135
  Furniture, fixtures and equipment.........................    3,317        9,510
  Leasehold improvements....................................      569        1,056
                                                              -------      -------
                                                                4,046       10,726
  Less -- accumulated depreciation..........................   (1,221)      (2,965)
                                                              -------      -------
          Net Property and Equipment........................    2,825        7,761
                                                              -------      -------
Non-current assets:
  Organizational costs, net of accumulated amortization of
     $19 and $25, respectively..............................       34           28
  Goodwill, net of accumulated amortization of $359 and
     $755, respectively.....................................    3,403        3,455
  Deferred tax asset, non-current...........................       --          704
  Other (including $302 relating to related parties at
     December 31, 1996).....................................       58          926
                                                              -------      -------
          Total Other Assets................................    3,495        5,113
                                                              -------      -------
          Total Assets......................................  $13,653      $58,270
                                                              =======      =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................  $ 1,473      $ 1,656
  Accrued liabilities (including $41 and $90 due to related
     parties at December 31, 1995 and 1996,
     respectively -- Note 8)................................    2,159        3,151
  Billings in excess of costs and estimated earnings........      373          310
  Revenue billed in advance.................................    2,208        1,996
  Current portion of note payable to related party (Note
     7).....................................................      600           --
  Current portion of long-term debt and capital lease
     obligations............................................      236          331
  Other current liabilities.................................       95          108
                                                              -------      -------
          Total Current Liabilities.........................    7,144        7,552
Non-Current Liabilities:
  Note payable to related party (Note 7)....................    2,400           --
  Long-term debt and capital lease obligations, net of
     current portion........................................      481          539
Other long-term liabilities.................................      272          265
                                                              -------      -------
          Total Liabilities.................................   10,297        8,356
                                                              -------      -------
Commitments and Contingencies (Note 17)
Series A Mandatorily Redeemable, Convertible Preferred Stock
  (Note 10): $0.001 par value; 1,342,000 shares authorized,
  issued and outstanding at December 31, 1995 (including
  accrued dividends of $188)................................    6,898           --
Stockholders' Equity (Deficit) (Note 9):
  Common Stock $0.001 par value; 30,000,000 shares
     authorized; 4,862,448 and 13,356,990 shares issued and
     outstanding as of December 31, 1995 and 1996,
     respectively...........................................        5           13
  Deferred compensation.....................................      (18)          --
  Additional paid-in capital................................      736       54,938
  Accumulated deficit.......................................   (4,265)      (5,037)
                                                              -------      -------
          Total Stockholders' Equity (Deficit)..............   (3,542)      49,914
                                                              -------      -------
          Total Liabilities and Stockholders' Equity
          (Deficit).........................................  $13,653      $58,270
                                                              =======      =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                              1994       1995         1996
                                                             -------    -------    -----------
Revenue (including revenue from related parties of $128,
  $129 and $50 during 1994, 1995 and 1996, respectively)...  $11,182    $20,785    $    39,264
                                                             -------    -------    -----------
Operating Expenses:
  Cost of revenue..........................................    6,261     11,615         21,018
  Marketing and selling expenses...........................    2,283      5,341         12,403
  General and administrative expenses (including
     approximately $949, $1,373 and $1,795 of expenses
     during 1994, 1995 and 1996, respectively, resulting
     from transactions with related parties) (Note 8)......    2,423      4,801         10,630
  Depreciation and amortization............................      649      1,057          2,149
                                                             -------    -------    -----------
          Total Operating Expenses.........................   11,616     22,814         46,200
                                                             -------    -------    -----------
Net Operating Loss.........................................     (434)    (2,029)        (6,936)
Other Income (Expense), net................................     (114)      (600)         1,586
                                                             -------    -------    -----------
Loss from Continuing Operations before Tax Benefit.........     (548)    (2,629)        (5,350)
Tax Benefit................................................       --         --          2,260
                                                             -------    -------    -----------
Loss from Continuing Operations............................     (548)    (2,629)        (3,090)
Discontinued Operations (Note 6):
  Loss from operations.....................................       --       (294)            --
  Gain (loss) on disposal, net of taxes of $40 in 1996.....       --       (350)           198
                                                             -------    -------    -----------
  Income (loss) from discontinued operations...............       --       (644)           198
                                                             -------    -------    -----------
Net Loss...................................................  $  (548)   $(3,273)   $    (2,892)
                                                             =======    =======    ===========
Unaudited, Pro Forma Loss from Continuing Operations per
  Common and Common Equivalent Share (Note 1)..............                        $     (0.25)
                                                                                   ===========
Unaudited, Pro Forma Income (Loss) from Discontinued
  Operations per Common and Common Equivalent Share (Note
  1).......................................................                        $      0.01
                                                                                   ===========
Unaudited, Pro Forma Net Loss Per Common and Common
  Equivalent Share (Note 1)................................                        $     (0.24)
                                                                                   ===========
Shares Used in Computing Unaudited, Pro Forma Net Loss per
  Common and Common Equivalent Share (Note 1)..............                         12,285,782
                                                                                   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                       SERIES A
                                     MANDATORILY                            STOCKHOLDERS' EQUITY (DEFICIT)
                                     REDEEMABLE,        -----------------------------------------------------------------------
                                     CONVERTIBLE                                                                      TOTAL
                                   PREFERRED STOCK        COMMON STOCK                     ADD'L                  STOCKHOLDERS'
                                 --------------------   ----------------     DEFERRED     PAID-IN   ACCUMULATED      EQUITY
                                   SHARES        $        SHARES      $    COMPENSATION   CAPITAL     DEFICIT       (DEFICIT)
                                 ----------   -------   ----------   ---   ------------   -------   -----------   -------------
Balances, December 31, 1993....          --   $    --    3,297,520   $ 3       $ --       $    22     $   (29)       $    (4)
Repurchase of founder shares...          --        --   (1,697,776)   (2)        --            (5)        (59)           (66)
Shareholder S Corporation
  distributions................          --        --           --    --         --            --         (87)           (87)
Net loss.......................          --        --           --    --         --            --        (548)          (548)
                                 ----------   -------   ----------   ---       ----       -------     -------        -------
Balances, December 31, 1994....          --        --    1,599,744     1         --            17        (723)          (705)
Issuance of shares upon
  conversion of debt...........          --        --           30    --         --           566          --            566
Exchange ERC for ERI shares....          --        --    3,122,118     3         --            (3)         --             --
Issuance of Series A Preferred
  Stock net of issuance
  costs........................   1,342,000     6,710           --    --         --          (114)         --           (114)
Issuance of Common Stock.......          --        --       15,000    --         --            19          --             19
Issuance of stock options......          --        --           --    --        (49)          297          --            248
Amortization of deferred
  compensation.................          --        --           --    --         31            --          --             31
Issuance of stock for
  technology...................          --        --      125,556     1         --           142          --            143
Shareholder S Corporation
  distribution.................          --        --           --    --         --            --        (269)          (269)
Net loss.......................          --        --           --    --         --            --      (3,273)        (3,273)
Dividends accrued on Series A
  Preferred Stock..............          --       188           --    --         --          (188)         --           (188)
                                 ----------   -------   ----------   ---       ----       -------     -------        -------
Balances, December 31, 1995....   1,342,000     6,898    4,862,448     5        (18)          736      (4,265)        (3,542)
Undistributed losses
  reclassified to additional
  paid-in capital due to
  termination of S corporation
  status.......................          --        --           --    --         --        (3,126)      3,126             --
Dividends accrued on Series A
  Preferred Stock..............          --       178           --    --         --          (178)         --           (178)
Conversion of Series A
  Preferred Stock..............  (1,342,000)   (7,076)   4,026,000     4         --         7,072          --          7,076
Proceeds from initial public
  offering, net of underwriter
  commissions and $1,632 of
  offering costs...............          --        --    4,309,000     4         --        50,459          --         50,463
Amortization of deferred
  compensation.................          --        --           --    --         18            --          --             18
Acquisition and retirement of
  shares from GM shareholder
  (Note 2).....................          --        --           --    --         --          (352)         --           (352)
Shareholder S Corporation
  distributions................          --        --           --    --         --          (138)     (1,006)        (1,144)
Issuance of Common Stock
  pursuant to employee stock
  purchase plan................          --        --       10,673    --         --            54          --             54
Issuance of Common Stock upon
  exercise of stock options....          --        --      148,869    --         --           261          --            261
Issuance of stock options......          --        --           --    --         --           150          --            150
Net loss.......................          --        --           --    --         --            --      (2,892)        (2,892)
                                 ----------   -------   ----------   ---       ----       -------     -------        -------
Balances, December 31, 1996....          --   $    --   13,356,990   $13       $ --       $54,938     $(5,037)       $49,914
                                 ==========   =======   ==========   ===       ====       =======     =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                              1994      1995       1996
                                                              -----    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(548)   $(3,273)   $(2,892)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    649      1,057      2,149
  Write-off product technology..............................     --        241         --
  Deferred tax benefit......................................     --         --     (2,296)
  Loss on disposal of property and equipment................     15         23         66
  Compensation from issuance of stock options...............     --        200        150
  Amortization of deferred compensation.....................     --         31         18
  Reserve for bad debts.....................................     --        150        165
  Reserve for uncollectable advances to affiliates..........     --        262       (262)
  Changes in assets and liabilities:
     Accounts receivable....................................     (6)    (1,530)    (2,801)
     Costs and estimated earnings in excess of billings.....     --        (28)    (2,095)
     Other current assets...................................   (107)      (107)      (320)
     Other assets...........................................     --        (44)      (623)
     Accounts payable and accrued liabilities...............   (261)     1,880      1,031
     Billings in excess of costs and estimated earnings.....    122        218        (63)
     Revenue billed in advance..............................    103        (61)      (212)
                                                              -----    -------    -------
          Net cash used in operating activities.............    (33)      (981)    (7,985)
                                                              -----    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (290)    (1,740)    (5,982)
  Proceeds from disposition of property and equipment.......     24         --         18
  Purchase of product rights................................     --        (50)        --
  Cash paid for acquisitions................................     --     (1,230)      (242)
  Advances to affiliates....................................     --       (262)        --
  Other.....................................................     25         (4)        --
                                                              -----    -------    -------
     Net cash used in investing activities..................   (241)    (3,286)    (6,206)
                                                              -----    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit..............................    650      2,850      1,905
  Repayment of line of credit...............................     --     (2,988)    (1,905)
  Proceeds from long-term debt..............................    550        250        350
  Repayments of long-term debt..............................   (679)      (360)    (3,737)
  Repayment of capital leases...............................    (12)       (47)      (208)
  Repayment of non-compete obligation.......................    (48)       (96)       (96)
  Distributions to S Corporation shareholder................    (87)      (269)    (1,144)
  Acquisition of shares from GM shareholder.................     --         --       (352)
  Proceeds from issuance of Series A Preferred Stock........     --      6,710         --
  Series A Preferred Stock issuance costs...................     --       (114)        --
  Proceeds from IPO, net of offering costs..................     --         --     50,463
  Proceeds from issuance of Common Stock....................     --         19        315
                                                              -----    -------    -------
          Net cash provided by financing activities.........    374      5,955     45,591
                                                              -----    -------    -------
Net increase in cash and cash equivalents...................    100      1,688     31,400
Cash and cash equivalents, beginning of period..............    807        907      2,595
                                                              -----    -------    -------
Cash and cash equivalents, end of period....................  $ 907    $ 2,595    $33,995
                                                              =====    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $  74    $   697    $   269
                                                              =====    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Eagle River Interactive, Inc. ("ERI"), a Delaware corporation, was incorporated on September 28, 1995, and became the parent company of Eagle River Communications, Inc. ("ERC"), SkiView, Inc. ("SkiView"), and Eagle River Production, Inc. ("ERP"). During 1996, the Company completed mergers with Graphic Media, Inc. ("GM") and Mastering Computers, Inc. ("Mastering Computers"), which have been accounted for as poolings of interests. In addition, during 1996 the Company formed SRC Localisation, ("SRC"), a 99% owned subsidiary, which is located in Paris, France. Collectively ERI, ERC, SkiView, ERP, GM and Mastering Computers, all of which are wholly-owned subsidiaries, and SRC, are referred to as the "Company".

     The Company creates and develops interactive solutions that assist United States and international companies in sales, marketing, training and corporate communications. The Company develops these business solutions through the use of product and custom solutions. Product solutions consist of corporate training primarily for IT professionals, including leader-led Windows NT, Windows 95 and TCP/IP operating system training seminars as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software, videos and newsletters. Custom solutions are developed by the Company under three to nine month contracts and are delivered using the Internet and World Wide Web, proprietary intranets, informational and transactional kiosks, CD-ROMs and other interactive medium. The Company also offers traditional outdoor media advertising at ski resorts in the United States. The Company's primary locations are in Avon, Colorado and Scottsdale, Arizona. The Company also has offices in Mountain View, California; Portland, Oregon; New York, New York; Dallas, Texas; Los Angeles, California; Chicago, Illinois; and Paris, France.

     ERC is the predecessor to ERI. ERC, formerly known as Hawthorne Media Group, Inc., was incorporated as a Pennsylvania corporation on May 25, 1994. In September 1994, all of the stock of ERC (300 shares) was acquired by Terence M. Graunke ("Mr. Graunke"). In September 1995, Mr. Graunke converted $566,000 of principal and interest payable to him by ERC under the terms of the Subordinated Line of Credit (Note 7) into 30 shares of ERC common stock. The 330 shares of ERC common stock owned by Mr. Graunke were then exchanged for 3,122,448 shares of ERI common stock, and ERC became a wholly owned subsidiary of ERI. The acquisition of ERC and SkiView (Note 3) by ERI was accounted for as a reorganization of entities under common control and their assets and liabilities are included in the consolidated financial statements at their historical costs.

     The Company has completed several mergers and acquisitions since the inception of ERI's predecessor, ERC, on May 25, 1994 (Note 2). Certain of these business combinations have been accounted for as poolings of interests. Accordingly, the accompanying consolidated financial statements reflect the combined financial position and operating results for the Company, GM and Mastering Computers for all periods presented. In addition, the consolidated financial statements include the accounts of businesses acquired under the purchase method of accounting from the effective date of the purchase transaction.

  Stock Split

     Effective January 24, 1996, the Company approved a three share for one share common stock split. Common stock amounts, equivalent share amounts and per-share amounts have been adjusted retroactively to give effect to the stock split.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except SRC, which is 99% owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates in the Preparation of Consolidated Financial Statements

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Basis for Recording Purchase-Method Acquisitions

     The purchase method of accounting was applied in the accompanying consolidated balance sheets as of December 31, 1995 and 1996 to reflect the Company's purchase price for certain acquisitions made during 1995 and 1996 (Note 3). As a result, the related assets and liabilities from such acquisitions have been adjusted to reflect their estimated fair market values on the effective dates of their acquisition. The use of the purchase method of accounting results in increased amortization and depreciation to be reported by the Company. Accordingly, the financial statements of the Predecessor Business to SkiView, purchased in 1995, which appear elsewhere in this document, and the consolidated financial statements of the Company are not comparable in all material respects, since such financial statements report financial position, results of operations and cash flows of these two separate and distinct entities.

  Pro Forma Loss Per Common Share and Equivalent (Unaudited)

     Historical loss per share is not considered relevant as it would differ materially from pro forma loss per common and common equivalent share given the changes in the capital structure of the Company, which occurred on March 21, 1996 (the date of the Company's initial public offering). Pro forma loss from continuing operations per common share and equivalents is computed using the sum of the weighted average number of shares of Common Stock, assuming conversion of the Preferred Stock had occurred on the date of its issuance.

     As a portion of the proceeds of the Company's initial public offering were used to repay the SkiView note payable (Note 7), the following pro forma information for the year ended December 31, 1996, is presented:

Audited net loss from continuing operations.................  $(3,090,000)
Pro forma adjustment to reflect repayment of $3,000,000
  notes payable from proceeds on January 1, 1995............       59,000
                                                              -----------
Pro forma net loss from continuing operations...............  $(3,031,000)
                                                              ===========
Pro forma weighted average shares outstanding...............   12,286,000
Add: Additional pro forma shares required to retire SkiView
  notes payable (assuming $13 per share)....................       58,000
                                                              -----------
          Total pro forma shares............................   12,344,000
                                                              ===========
Pro forma loss per share....................................  $     (0.25)
                                                              ===========

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Supplemental Disclosure of Non-Cash Investing and Financing Activities

     Effective January 1, 1995, the Company acquired the following assets and assumed the following liabilities of the predecessor entity ("the Predecessor Business") that operated the business currently conducted by SkiView, Inc. (Note
3). The Company incurred approximately $35,000 of acquisition costs.

Assets Acquired:
  Cash......................................................  $   54,000
  Accounts receivable.......................................   1,497,000
  Other current assets......................................     536,000
  Property and equipment....................................     700,000
  Goodwill..................................................   3,535,000
                                                              ----------
                                                                            $6,322,000
Liabilities Assumed:
  Accounts payable and accrued liabilities..................  $1,062,000
  Revenue billed in advance.................................   1,203,000
  Related party debt assumed................................     557,000
  Notes payable.............................................   3,000,000
                                                              ----------
                                                                             5,822,000
                                                                            ----------
  Cash paid at closing......................................                $  500,000
                                                                            ==========

     Effective November 1996, the Company acquired the following assets and assumed the following liabilities of SRC. The Company incurred approximately $107,000 of acquisition costs.

Assets Acquired:
  Accounts receivable.......................................  $    6,000
  Property and equipment....................................      14,000
  Goodwill..................................................     448,000
                                                              ----------
                                                                            $  468,000
Liabilities Assumed:
  Accounts payable..........................................  $  144,000
  Long term debt............................................      82,000
                                                              ----------
                                                                               226,000
                                                                            ----------
  Cash paid at closing......................................                $  242,000
                                                                            ==========

     Effective January 1, 1995, the Company acquired assets and assumed certain liabilities of Production Masters, Inc. As discussed in Note 6, this entity was liquidated effective June 1995.

     During 1996 and 1995, the Company acquired approximately $769,000 and $171,000, respectively, of equipment under capital leases.

     In September 1995, Mr. Graunke converted $512,000 of debt and $54,000 of accrued interest payable to him into Common Stock.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

     On March 21, 1996, the effective date of the Company's initial public offering, holders of 1,342,000 shares of the Company's Series A Preferred Stock converted their shares into 4,026,000 shares of the Company's Common Stock (Note
10).

     In March 1996, upon the Company's initial public offering, $3,126,000 of accumulated deficit was reclassified to additional paid-in capital to reflect the Company's change in tax status from an S-corporation to a C-Corporation for tax purposes.

  Investments

     As of December 31, 1996, the Company had invested $24,963,000 in United States Government securities which are reported as cash equivalents. The Company has the positive intent and ability to hold all of its investment securities to maturity and not to engage in trading or sales activities. These investments are classified as held to maturity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are recorded at amortized cost which approximates their fair value. At December 31, 1996, total investment securities had an amortized cost of $24,963,000, a fair value of $24,960,000, and reflect unrealized losses of $3,000. The weighted average contractual maturities of the debt securities at December 31, 1996 was 10 days.

  Concentration of Credit Risk

     The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits and money market accounts.

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for estimated credit losses. Its accounts receivable balances are primarily domestic. In 1995 and 1996, no single customer accounted for 10% or more of total revenue.

  Fair Value of Financial Instruments

     As of December 31, 1995 and 1996, the Company's financial instruments consisted of cash, short-term trade receivables and payables. In addition, as of December 31, 1995 the Company's financial instruments also consisted of long-term debt. The carrying values of cash and short-term trade receivables and payables approximate fair value. The fair value of long-term debt is estimated based on current rates available for similar debt with similar maturities and securities, and at December 31, 1995, approximated the carrying value.

  Depreciation

     The Company depreciates its assets using the straight-line method over the following estimated useful lives:

Buildings...................................................  39 years
Furniture, fixtures and equipment...........................  3 to 7 years
Leasehold improvements......................................  Term of the lease

     Assets purchased under capital leases are depreciated over the lesser of their estimated useful lives or the term of the lease.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

  Accrued Liabilities

     The components of accrued expenses are as follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1995            1996
                                                             ------------    ------------
Accrued Consulting.........................................   $  457,000      $  663,000
Accrued Salaries and Wages.................................      553,000       1,024,000
Accrued Sales Taxes........................................      425,000         566,000
Accrued Interest...........................................       90,000              --
Other Accrued Expenses.....................................      634,000         898,000
                                                              ----------      ----------
          Totals...........................................   $2,159,000      $3,151,000
                                                              ==========      ==========

  Product License and Software Development Costs

     Software development costs incurred subsequent to establishing a software product's technological feasibility are capitalized until such product is available for general release to customers in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded based on the greater of (a) the estimated economic life of the software (generally three years or less) or (b) the ratio of current gross revenue for each product to the total of current and anticipated gross revenues for each product, commencing when such product is available for general release. All other software product costs are expensed as incurred. As of December 31, 1996 the Company had capitalized $329,000 of software development costs, net of $51,000 of amortization.

     Certain contracts require the Company to pay royalties on product sales. Royalties are generally based upon a percentage of net Company revenues from the related product and are generally accrued as products are sold.

  Goodwill

     Goodwill represents the excess of the purchase price paid and liabilities assumed by the Company over the fair market value of identifiable assets acquired by the Company and results primarily from the 1995 acquisition of the SkiView business. Goodwill is being amortized, using the straight-line method, over estimated economic lives of ten years. The Company reviews its recorded goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any indicated impairment.

  Revenue Recognition

     The Company has three revenue sources -- product solutions, custom solution services and outdoor media advertising. The Company generates revenue from sales of product solutions, which consist primarily of Windows NT and Windows 95 operating systems training seminars and workshops, computer-based training media, interactive training software and videos, and newsletters. Product solution revenue from seminars is recognized upon commencement of the seminar. Subscription revenues are deferred and recognized over the term of the related subscription while other product revenue is recognized when the products are shipped.

     The Company generates revenue from custom solution services, primarily through fixed-fee contracts. The Company's custom solution customers generally retain the Company on a project-by-project basis. The Company has no material contract that commits any customer to use the Company's services on a long-term basis. Custom solution service contracts are generally completed within three to nine months. Custom solution revenue is recognized using the percentage of completion method on an individual contract basis. Percentage

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES complete is determined based upon the ratio of costs incurred, primarily direct labor, to total estimated costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project, which can only be determined upon project completion. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable.

     The Company sells outdoor media at ski areas to advertisers for a specific period of time, generally November through March, which approximates the ski season. Billings for outdoor media are typically made in advance of the ski season. The Company recognizes this revenue ratably over the period the media are provided to the customer. In some cases, the Company produces the advertising content in addition to selling the media to its customers. In such cases, the production revenue is recognized when the production work is completed. In addition, the Company provides promotional services related to events sponsored by various advertisers throughout the ski season. Promotion revenue is recognized as the events are held, primarily in January through March.

     Costs related to product solutions consist primarily of labor and related benefits for speakers and seminar personnel, rental of seminar facilities and the cost of materials provided to seminar participants, some of which is deferred until seminar completion. Costs related to custom solution services consist primarily of labor and occupancy expenses for creative design, account management and sales personnel. Costs related to the Company's outdoor media sales include primarily sales and operating expenses, sign installation and maintenance costs (which are recognized as incurred on an accrual basis) and tower and transit rental costs (which are recognized ratably over the November to March ski season to coincide with the period over which related revenue is recognized).

     The asset "Costs and estimated earnings in excess of billings" represents custom solutions revenue recognized on individual contracts in progress in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenue recognized.

  Income Taxes

     The Company provides for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are recognized for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and carryforwards.

     SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (Note 16).

  Foreign Currency Translation

     Balance sheet accounts of SRC are translated using the year-end exchange rate, and statement of operations items are translated at the average exchange rate for the period. Any resulting translation adjustments are reflected in a separate component of stockholders' equity. Transactions denominated in foreign currencies result in realized and unrealized translation gains and losses, which are included in the determination of net income. Translation gains and losses for the year ended December 31, 1996 were immaterial.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

2. MERGERS AND BUSINESS COMBINATIONS ACCOUNTED FOR AS POOLINGS OF INTERESTS

     On June 21, 1996, pursuant to an Agreement and Plan of Merger, the Company completed a merger of a wholly owned subsidiary with GM, an Oregon corporation. As a result of the merger, GM became a wholly owned subsidiary of the Company. The business combination was accounted for as a pooling of interests. In connection with the GM merger, each outstanding share of GM Common Stock was converted into 0.27 shares of ERI Common Stock with all the outstanding shares of GM Common Stock being exchanged for 550,000 shares of ERI Common Stock. Prior to the conversion, a dissenting GM shareholder was paid approximately $352,000 as consideration for her approximate 3% interest in GM. In addition, the Company assumed and exchanged all options to purchase GM Common Stock for options to purchase 141,041 shares of ERI Common Stock.

     On August 1, 1996, pursuant to an Agreement and Plan of Merger, the Company completed a merger of a wholly owned subsidiary with Mastering Computers, Inc., an Arizona corporation. As a result of the merger, Mastering Computers became a wholly owned subsidiary of the Company. This business combination was accounted for as a pooling of interests. In connection with the Mastering Computers merger, all outstanding shares of Mastering Computers Common Stock were exchanged for 1,175,000 shares of the Company's Common Stock. The Company also assumed and exchanged all options to purchase Mastering Computers Common Stock for options to purchase 191,280 shares of the Company's Common Stock.

     The mergers were accounted for as poolings of interests, and, accordingly, the historical consolidated financial statements for the two companies for periods prior to consummation of the mergers have been restated as though the companies had been combined for all periods reported herein.

     The following table provides a reconciliation of revenues and earnings reported by the Company to the combined amounts presented for, or included in the period indicated:

                                SIX MONTHS ENDED
                                 JUNE 30, 1996
                                  (UNAUDITED)

                                                           MASTERING    PRO FORMA
                                    ERI           GM       COMPUTERS    ADJUSTMENT        TOTAL
                                 ----------   ----------   ----------   ----------     -----------
Revenues.......................  $6,971,000   $2,519,000   $6,754,000    $(600,000)(a) $15,644,000
                                 ==========   ==========   ==========    =========     ===========
Net Loss.......................  $  (14,000)  $ (150,000)  $ (568,000)   $      --     $  (732,000)
                                 ==========   ==========   ==========    =========     ===========

---------------

(a) Pro forma adjustment to eliminate revenue recorded by ERI for consulting services provided to Mastering Computers by ERI under a contract entered into in May 1996.

                                   YEAR ENDED
                               DECEMBER 31, 1995

                                                                        MASTERING
                                              ERI            GM         COMPUTERS        TOTAL
                                          -----------    ----------    -----------    -----------
Revenues................................  $ 5,273,000    $5,345,000    $10,167,000    $20,785,000
                                          ===========    ==========    ===========    ===========
Net (Loss) Income.......................  $(3,869,000)   $  (43,000)   $   639,000    $(3,273,000)
                                          ===========    ==========    ===========    ===========

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

                                   YEAR ENDED
                               DECEMBER 31, 1994

                                                                        MASTERING
                                              ERI            GM         COMPUTERS        TOTAL
                                          -----------    ----------    -----------    -----------
Revenues................................  $   128,000    $4,267,000    $ 6,787,000    $11,182,000
                                          ===========    ==========    ===========    ===========
Net (Loss) Income.......................  $  (362,000)   $ (446,000)   $   260,000    $  (548,000)
                                          ===========    ==========    ===========    ===========

3. ACQUISITIONS

     On January 1, 1995, under the terms of an operating agreement, the Company acquired the assets and liabilities (except certain specified indebtedness) of the predecessor entity (the "Predecessor Business") that operated the business currently conducted by SkiView. The Predecessor Business is affiliated with The Hawthorne Group, Inc. ("Hawthorne"), a related party (Note 8). This agreement transferred all of the risks and rewards of ownership of the outdoor media and promotions business to the Company effective January 1, 1995, and, accordingly, has been accounted for as an acquisition effective on that date. SkiView's operations have been consolidated in the accompanying consolidated financial statements since that date. In accordance with the terms of the purchase agreement, finalized in September 1995, the purchase price for the SkiView assets was $500,000 paid in cash at closing, $3,000,000 via the issuance of a promissory note (Note 7), and the assumption of liabilities totaling approximately $2,820,000. This transaction resulted in $3,570,000 of goodwill (including $35,000 of acquisition costs), which is being amortized over its estimated useful life of ten years. During 1995, cash payments totaling approximately $1,057,000 were made related to this acquisition, including $500,000 cash at closing and approximately $557,000 for payments of existing related party debt.

     Also effective January 1, 1995, under the terms of an operating agreement, the Company acquired the assets and liabilities (except certain specified indebtedness) of Production Masters, Inc. ("PMI") from Hawthorne. PMI operated an audio and video post-production studio. Similar to the SkiView agreement, this agreement transferred all of the risks and rewards of ownership of PMI to the Company, and accordingly, has been accounted for as an acquisition effective January 1, 1995. PMI operations have been consolidated in the accompanying consolidated financial statements since that date. In accordance with the operating agreement, the PMI purchase price was $1 million and the assumption of liabilities totaled $186,000. This transaction resulted in $94,000 of goodwill, all of which was written off in 1995. The Company discontinued the operations of PMI effective June 30, 1995 (Note 6). Prior to the discontinuance of PMI, the Company paid $90,000 to Hawthorne in accordance with the terms of the operating agreement, which is included in discontinued operations in the accompanying consolidated financial statements. No other cash payments for the acquisition of PMI were made.

     The terms of the operating agreements, including the amount determined as the value of the respective companies, was determined based on negotiations with the Company and Hawthorne, a related party (Notes 7 and 8), on behalf of the Predecessor Business and PMI. In each case, the respective operating agreement specifically provided that the Company was granted the right to operate the business, including without limitation all of the assets owned by PMI and the Predecessor Business, in exchange for the assumption of liabilities (with specified exclusions) and the payment of specified amounts. As a result of these assumptions and payments, the Company is entitled under each agreement to receive the economic benefits of the operation of each business.

     In October 1995, ERI purchased certain interactive marketing assets and contracts in progress from a division of West End Post, Inc., a Texas corporation, for $200,000 in cash. This transaction resulted in goodwill of approximately $191,000 (which includes $15,000 of acquisition costs), which is being amortized over ten years.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

     In November 1996, the Company formed SRC. Concurrent with the formation, SRC entered into an asset purchase agreement for the purchase of certain assets from Group SRC. The assets were purchased in a cash transaction for approximately $242,000. This transaction resulted in goodwill of approximately $448,000 (including $107,000 of acquisition costs), which will be amortized over ten years.

4. SEAVISION AND CONTINGENT NOTE RECEIVABLE

     As of December 31, 1995 and 1996, the Company had advanced SeaVision, Inc. ("SeaVision") approximately $262,000 and $302,000, respectively. Certain members of Hawthorne are also stockholders in SeaVision. These advances bear interest at 15% per annum, compounded quarterly, and mature three years from the date of each funding. As of December 31, 1995, the Company had established a reserve for $262,000 of this receivable. During 1996, the Company reversed the reserve, based on the initial public offering of Allin Communications Corporation ("ACC") (which was formed by the combination of SeaVision and other companies). The net advance is included in other assets in the accompanying consolidated balance sheets.

     In connection with the September 1995 Series A Preferred Stock offering, Mr. Graunke issued a contingent note (the "Contingent Note") to the Company. This note transfers to the Company future gains arising from the sale of Mr. Graunke's 10.5% equity interest in SeaVision, a predecessor entity to ACC. The terms of the Contingent Note require Mr. Graunke to pay the Company any net proceeds in excess of $500,000 if and when he sells his holdings in SeaVision. This Contingent Note had an estimated fair value of zero at September 1995. At that time, SeaVision was a development stage entity with significant liquidity issues.

     In November 1996, ACC completed an initial public offering of its common stock. The SeaVision stock owned by Mr. Graunke was converted into 241,200 shares of ACC Common Stock, all of which are subject to the terms of the Contingent Note. As of December 31, 1996, Mr. Graunke had not sold any of his shares in ACC. Those shares are subject to an underwriter-imposed lock-up and therefore cannot be sold until November 1997.

5. INITIAL PUBLIC OFFERING

     In March 1996, the Company completed an initial public offering of 4,000,000 shares of its common stock at a price of $13.00 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company from the offering were $46,727,000. Upon the closing of the offering, all 1,342,000 shares of Mandatorily Redeemable Convertible Series A Preferred Stock ("Series A Preferred Stock") outstanding were converted into 4,026,000 shares of common stock.

     In addition, the terms of the Series A Preferred Stock provided that accrued dividends were not payable upon conversion of the Series A Preferred Stock if the market price of the common stock at the time of such conversion exceeded $5.00 per share. At the conversion date, $366,000 in Series A Preferred Stock dividends had been accrued. These accrued dividends were restored to additional paid-in capital upon the closing of the initial public offering at which time the market price of the common stock on the date of conversion was the initial public offering price of $13.00 per share.

     In April 1996, the underwriters of the Company's initial public offering exercised their over-allotment option and purchased an additional 309,000 shares of common stock at $13.00 per share from the Company, with net proceeds to the Company aggregating $3,736,000.

6. DISCONTINUED OPERATIONS

     Effective June 30, 1995, the Company elected to discontinue the operations of PMI. As a result of this decision, Hawthorne agreed to release the Company from the terms of the operating agreement, including the amount recorded as payable to Hawthorne related to the $1 million purchase option, and cancel the

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES agreement. As a component of this arrangement, the Company was responsible, however, for liquidating PMI and funding the cost of discontinuing the PMI operations. The assets were sold to a third party for approximately $700,000 and all proceeds from the liquidation of the assets were paid to Hawthorne. As a result of this discontinuance and liquidation, the operations of PMI from its acquisition through its disposition have been reflected as discontinued operations in the accompanying consolidated statement of operations for the years ended December 31, 1995 and 1996. The Company recorded a loss on the disposal of this segment of $350,000, composed of approximately $58,000 to write down the segment's assets and $292,000 of payroll and other operating costs incurred from the measurement date through the date of final disposition. In addition, during 1995 the Company recorded approximately $294,000 for losses from PMI operations prior to the measurement date. During 1996 the Company recorded a gain of $198,000 from discontinued operations representing the settlement of certain contingencies relating to the PMI business segment.

7. DEBT

  Senior Secured Line of Credit

     On December 1, 1994, the Company entered into an agreement with individual partners (the "Hawthorne Partners") of Hawthorne, under which the Company could borrow up to $2 million for a term of three years. The borrowings required interest at the option of the lender at a rate of 12% or the prime rate of a bank plus one percent (12% at December 31, 1994). The note was collateralized by a security interest in personal property and fixtures and the assignment of a $3 million life insurance policy covering Mr. Graunke. Further, Mr. Graunke guaranteed the repayment of 50% of the outstanding borrowings, up to $1 million, plus accrued interest. The note was paid in full ($2 million) and canceled on September 29, 1995.

     As additional consideration for the senior secured line of credit, the Company issued to the Hawthorne Partners a warrant exercisable into shares of the Company's Common Stock. The warrants were canceled on September 29, 1995.

  Subordinated Line of Credit

     On December 1, 1994, the Company entered into an agreement with Mr. Graunke and the Hawthorne Partners under which the Company could borrow up to $1.5 million for a term of three years. The borrowings bore interest at a rate of 15%. The note was collateralized by a security interest in personal property and fixtures and the assignment of a $3 million life insurance policy covering Mr. Graunke. All rights under the subordinated line of credit were junior to claims under the senior secured line of credit. On September 28, 1995, Mr. Graunke converted all of the principal ($512,000) and interest ($54,000) payable to him under this facility (totaling $566,000) into 30 shares of ERC Common Stock. The remaining $988,000 balance of the subordinated line was paid in full and the borrowing agreement was canceled on September 29, 1995.

     Certain individuals associated with Hawthorne were stockholders of ERC until September 1, 1994, at which time their shares were purchased by Mr. Graunke. These individuals served as directors of the Company until September 29, 1995. Certain individuals associated with Hawthorne were creditors of the Company as a result of their participation in the Senior Secured Line of Credit and Subordinated Line of Credit. Amounts paid to these individuals under these debt agreements totaled $3,149,000, including interest of $162,000 in 1995.

  SkiView Note

     In connection with the purchase of the SkiView business, the Company issued a note payable to the Predecessor Business, which is controlled by Hawthorne. Because the purchase was effective on January 1, 1995, the amount of debt recorded at that date was $3.5 million. The formalization of the purchase on

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

September 29, 1995 resulted in a $500,000 cash payment and a $3 million note payable to Hawthorne. The note bears interest at 12%, and was paid in full during 1996.

  Lines of Credit

     During 1996, the Company obtained and subsequently canceled a line of credit facility from a bank. The line of credit was secured by accounts receivable and allowed for borrowings up to $1.5 million. Borrowings and repayments under this line of credit during 1996 were $250,000.

8. OTHER RELATED PARTY TRANSACTIONS

     In addition to the related party transactions discussed above, the Company had the following related party transactions:

     - The Company uses an aircraft owned by an entity in which Mr. Graunke is the primary member. Costs incurred to rent the aircraft totaled approximately $149,000 and $280,000 for the years ended December 31, 1995 and 1996, respectively, which is recorded as offering costs in the accompanying consolidated statement of shareholders' equity, and general and administrative expense in the accompanying consolidated statements of operations. Rental rates charged to the Company for the aircraft approximate first class commercial rates for similar flights. As of December 31, 1996, the Company had prepaid $186,000 to this entity, which is recorded in the accompanying consolidated balance sheet.

     - The Company leases office space from an entity owned by several members of the board of directors. Related expense totaled approximately $81,000 in 1996. The lease rate per square foot charged to the Company is the same as that paid by the Company for a similar facility leased from a third party in the same general location.

     - The Company paid or accrued approximately $280,000 and $800,000 (including $505,000 of offering costs) to a law firm for legal services performed during 1995 and 1996, respectively. A partner in this law firm is a director and a stockholder. At December 31, 1996, approximately $90,000 of this amount is included in accrued expenses in the accompanying consolidated balance sheets.

     - Mastering Computers incurred approximately $949,000, $641,000 and $1,327,000 in 1994, 1995 and 1996, respectively, for printing, film work, data processing, marketing and mailing related to Mastering Computers' ongoing direct-mail campaigns and newsletter printing and mailing, all of which involved approximately 2,840,000, 2,988,000 and 4,345,000 direct-mail pieces in 1994, 1995 and 1996, respectively. These amounts were paid to two companies owned by family members of the Company's President. Amounts billed by related party companies include a fee to manage all aspects of the direct-mail campaign and newsletter printing and mailing, and an amount to pay third-party vendors contracted with to provide such services. During 1994 and 1995, services provided by related party companies were on an informal basis. During 1996, Mastering Computers arranged with the related party Company to have the fee be 15% of all submitted third-party vendor invoices. At December 31, 1995 and 1996, approximately $186,000 and $233,000, respectively, of costs were reflected as prepaid expenses, and are included in other current assets in the accompanying consolidated balance sheets. Management believes that the amounts paid for these services are comparable to those that would be paid to unaffiliated companies.

     - During 1995, prior to the Company's merger with Mastering Computers in August 1996, Mastering Computers entered into an agreement to expand certain products available to seminar customers with a company owned by a family member of the Company's President. The Company had approximately $41,000 payable to this individual included in accrued expenses at December 31, 1995 relating to the agreement. This agreement was terminated in 1996.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

     - During 1996, the Company paid approximately $185,000 for consulting services to a family member of the Company's President, primarily under an agreement entered into by Mastering Computers, prior to the Company's merger with Mastering Computers in August 1996. This agreement was terminated in 1996.

9. STOCKHOLDERS' EQUITY (DEFICIT)

  Rights Agreement

     The Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock. Upon certain events, including events which could result in a change in control of the Company, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Preferred Stock at a price of five times the offering price per share of the Company's common stock established by the initial public offering of such common stock.

10. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     During 1995 the Company sold 1,342,000 shares of Series A Preferred Stock ("Preferred Stock"), $0.001 par value, at $5.00 per share for gross proceeds of $6,710,000. The Company used the funds for repayment of the Senior Secured and Subordinated Lines of Credit, as well as for other working capital and investment purposes.

     As of December 31, 1995, dividends of $188,000 were accrued on the Preferred Stock. During 1996, additional dividends of $178,000 were accrued on the Preferred Stock. On March 21, 1996, the holders of 1,342,000 shares of Preferred Stock converted their shares of Preferred Stock into 4,026,000 shares of the Company's common stock. However, dividends were not paid upon conversion of the Preferred Stock as the market price of the Company's common stock exceeded $5.00 on the date of conversion, which was the maximum conversion rate at which dividends were to be paid.

11. OPTION PLANS

  1995 Executive Stock Option Plan

     In 1995, the Company adopted the 1995 Executive Stock Option Plan (the "Executive Option Plan"), whereby certain eligible executives may be granted options. The Executive Option Plan allows issuance of incentive stock options and nonqualified options. The Executive Option Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The exercise price of incentive stock options shall not be less than the stock's fair market value on the date of grant. The Committee may grant options to purchase up to an aggregate of 3,000,000 shares under the Executive Option Plan of which 2,012,400 are considered Standard Options and 987,600 are considered Special Options. The Standard Options become exercisable in four equal annual installments beginning 12 months after the date of grant. The terms of the Special Options provided that such Special Options vest at the end of four years from the date of grant; however, vesting could be accelerated based upon the Company achieving certain performance measures, which primarily related to the fair market value of the Company's common stock. In 1996, the Company met such performance measures, and the Special Options vested in full.

  Employee Option Plan

     In 1995, the Company adopted the 1995 Employee Option Plan (the "Employee Option Plan"), whereby certain eligible employees may be granted options. The Employee Option Plan allows issuance of incentive stock options and non-qualified options, and is administered by the Committee. The Committee may grant

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES options to purchase up to an aggregate of 600,000 shares under the Employee Option Plan. The options become exercisable in four equal annual installments beginning 12 months after the date of grant.

  Mastering Computers Stock Options

     Mastering Computers had granted to certain key employees options to purchase shares of common stock of Mastering Computers. A portion of the options vested immediately at the grant date with the remaining options vesting upon the change of control resulting from Mastering Computers' merger with the Company. All outstanding Mastering Computers options were exchanged for ERI options (Note
2). The difference between the exercise price for certain options and the fair value of the underlying stock on the date of grant has been recorded as compensation expense in the accompanying consolidated statements of operations and recorded in common stock.

  Employee Stock Purchase Plan

     In January 1996, the Board of Directors adopted, and the Company's stockholders approved, the Employee Stock Purchase Plan which qualifies under
Section 423 of the Internal Revenue Code. Under the Employee Stock Purchase Plan, employees meeting certain eligibility requirements are entitled to purchase common stock through payroll deductions or lump-sum deposits made during periods established by the plan's administrative committee. Participants generally may purchase common stock at a price equal to 85% of the fair market value of the common stock on certain specified dates. The Company has reserved 150,000 shares of common stock for issuance under the Employee Stock Purchase Plan. Under the plan, the Company issued 10,673 shares during 1996.

  Statement of Financial Accounting Standards No. 123 ("SFAS 123")

     SFAS 123, "Accounting for Stock-Based Compensation," defines a fair-value-based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic-value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1995 and 1996 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                               1995       1996
                                                              -------    -------
Risk-free interest rate.....................................   5.91%      6.02%
Expected dividend yield.....................................    0%         0%
Expected lives outstanding..................................  4 years    4 years
Expected volatility.........................................  104.14%    104.14%

     To estimate lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested and that the Company had completed its initial public offering. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's pro forma net loss and pro forma net loss per common share would have been reported as follows:

                                                                 1995           1996
                                                              -----------    -----------
Net loss:....................................  As reported    $(3,273,000)   $(2,892,000)
                                                Pro forma     $(4,292,000)   $(6,093,000)
Unaudited pro forma net loss per common and
  common equivalent share....................  As reported                   $      (.24)
                                                Pro forma                    $      (.50)

     Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 1. Historical net loss per common share are not presented for periods prior to 1996 as it is not considered relevant given the Company's initial public offering in 1996, which resulted in significant changes in the Company's capital structure.

     A summary of stock options as of December 31, 1995 and 1996 and changes during the years then ended is presented below:

                                                               1995                   1996
                                                       --------------------   --------------------
                                                                   WEIGHTED               WEIGHTED
                                                                   AVERAGE                AVERAGE
                                                                   EXERCISE               EXERCISE
                                                        SHARES      PRICE      SHARES      PRICE
                                                       ---------   --------   ---------   --------
Outstanding at beginning of year.....................         --    $  --     2,096,713    $2.74
  Granted............................................  2,096,713     2.74     2,536,925     9.87
  Canceled...........................................         --       --      (397,100)    7.62
  Exercised..........................................         --       --      (148,869)    1.70
                                                       ---------              ---------
Outstanding at end of year...........................  2,096,713    $2.74     4,087,669    $6.73
                                                       =========              =========
Options exercisable at end of year...................    207,296    $1.23     1,344,949    $3.13
                                                       =========              =========
Weighted average grant date fair value of options
  granted............................................  $    2.11              $    7.17
                                                       =========              =========

     The following table summarizes information about the options outstanding at December 31, 1996:

                                                 OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                        -------------------------------------   -----------------------
                                           NUMBER       WEIGHTED                   NUMBER
                                        OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                             AT         REMAINING    AVERAGE         AT        AVERAGE
                                        DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
       RANGE OF EXERCISE PRICES             1996          LIFE        PRICE         1996        PRICE
       ------------------------         ------------   -----------   --------   ------------   --------
     $.01  - $1.46....................     598,473     8.58 years     $ 1.24       147,680      $1.06
     $3.75 - $9.00....................   2,686,069     9.32 years     $ 5.42     1,006,164      $3.75
     $9.50 - $22.13...................     803,127     9.58 years     $15.19            --      $  --
                                         ---------                               ---------
     $.01  - $22.13...................   4,087,669     9.26 years     $ 6.73     1,153,844      $3.41
                                         =========                               =========

12. BONUS PLANS

     In 1995, the Company adopted the 1996 Executive Bonus Plan ("Bonus Plan") to provide a performance-based incentive for the Company's executive officers and key employees. The Compensation Committee administers the Bonus Plan and determines which employees are eligible for participation. Bonuses are based on the Company's results of operations and, in certain cases, revenue for the applicable period. Bonuses may be awarded under the Bonus Plan through the end of 1996.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

     Certain employees of the Company are eligible for bonuses under various employment agreements. Bonuses are primarily awarded based on the Company's results of operations. Bonuses of $42,000, $495,000 and $490,000 were recorded in 1994, 1995 and 1996, respectively, under the Bonus Plan and employment agreements.

13. PURCHASED TECHNOLOGY

     In May 1995, GM acquired certain office training application products in exchange for $50,000 in cash, a note payable of $50,000, a royalty commitment, 125,556 shares of common stock, options to purchase 43,320 shares of the Company's Common Stock with a value of $142,000 and payment of related legal costs for a total value of $337,500. The difference between the fair value of the options and their exercise price is treated as additional consideration of $49,000. The recorded costs are being amortized pro rata based upon actual and projected revenues to be generated from sales of the products. The Company recognized amortization expense associated with the training application products of approximately $332,000 and $5,500 in 1995 and 1996, respectively.

14. CAPITAL LEASES

     The Company leases equipment under non-cancelable capital lease obligations. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 6.8% at December 31, 1996. Interest is charged to expense at a level rate applied to declining principal over the period of the obligation.

     Future minimum lease payments under the capital leases as of December 31, 1996 are as follows:

                            YEAR                               AMOUNT
                            ----                              ---------
1997........................................................  $ 375,000
1998........................................................    333,000
1999........................................................    157,000
2000........................................................     62,000
2001........................................................     27,000
                                                              ---------
Total minimum lease payments................................    954,000
Less-amount representing interest...........................    (84,000)
                                                              ---------
Obligations under capital leases............................    870,000
Less-current portion........................................   (331,000)
                                                              ---------
Obligations under capital leases -- non-current.............  $ 539,000
                                                              =========

     Interest expense on the outstanding obligations under such leases was $3,000, $15,000 and $48,000 for the years ended December 31, 1994, 1995 and
1996, respectively.

15. RETIREMENT AND PROFIT SHARING PLANS

     The Company has adopted a 401(k) retirement savings plan, effective January 1996. All of the Company's employees are eligible to participate and may elect to contribute up to 15% of their annual compensation to the plan. The Company will provide a matching contribution of 50% of the employee's contribution up to an annual maximum of 4% of the employee's annual compensation and a maximum annual match limit of $2,500. The Company's matching contributions vest over a four-year period. During 1996, the Company contributed approximately $272,000 to the plan.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

     Mastering Computers has a profit sharing plan. Contributions consist of an annual discretionary contribution. Mastering Computers 1994 annual contributions were $71,000. There were no 1995 or 1996 annual contributions.

16. INCOME TAXES

     ERI was an S corporation for federal and state income tax purposes until September 29, 1995. Accordingly, ERI was not subject to income tax, as all taxable income or loss of ERI was reported in the tax return of its shareholders for the period from inception through September 29, 1995. Upon the establishment of ERI as a C corporation, a net deferred tax asset of approximately $502,000 was recorded by the Company which was fully reserved for by a valuation allowance as of December 31, 1995.

     GM and Mastering Computers were S corporations for federal and state income tax purposes prior to merging with ERI on June 21, 1996 and August 1, 1996, respectively. Accordingly, GM and Mastering Computers were not subject to income tax prior to those dates, as all taxable income or loss of GM and Mastering Computers was reported in the tax returns of their shareholders for the period from inception through their respective merger dates. Upon merger with the Company, net deferred tax assets of $30,000 and $125,000 relating to GM and Mastering, respectively, were recorded by the Company.

     Through December 31, 1995, the Company provided a valuation allowance to fully offset its net deferred tax asset, which consisted primarily of the benefit of net operating losses. Such net operating losses were primarily the result of the Company's investment in infrastructure to significantly expand its business and, to a much lesser degree, losses from its outdoor media business. During 1996, as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company reviewed the realization of its deferred tax asset, and as a result of this review, reversed a portion of the valuation allowance. This reversal was based on management's determination that the related deferred tax asset will be realized, on a more likely than not basis, as a result of the Company's future years operations.

     During 1996, the Company recorded an income tax benefit for the deferred income tax asset created by 1996 operating losses. At December 31, 1996, in accordance with the provisions of SFAS 109, management has determined that it is more likely than not that the tax asset of approximately $2.3 million as of December 31, 1996 will be realized in the foreseeable future based on taxable income generated by future years operations.

     The Company bases its determination on the significant growth that has occurred in its business during 1996. The Company's revenue increased from $20.8 million in 1995 to $39.3 million in 1996, representing an 89% increase in revenue. In addition, such revenue increased from $7.8 million in the first quarter of 1996 to $13.7 million in the fourth quarter of 1996, representing a 76% increase in revenue. In 1995 and the first half of 1996, the Company incurred significant losses due to expenditures related to developing and expanding capacity for the delivery of its custom and product solutions and services. The Company realized, as a result of such expenditures, positive operating results for the fourth quarter of 1996, which generated taxable income for that quarter. Further, the Company's management continues to believe that the increases in margins achieved by its outdoor media business in 1996 over 1995 will continue. Based on its projections, the Company's management believes that profitable operations will be sustained in future periods and that the losses incurred by the Company in establishing and growing its infrastructure will not recur. Based on the above operating results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset at December 31, 1996 will be realized through the generation of future taxable income.

     Historically, the Company's net loss before taxes has approximated its taxable loss. The Company's deferred income taxes result primarily from the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, net operating loss carryforwards

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

("NOLs") and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. The Company has tax NOLs totaling $4.5 million, which expire as follows: 2010-$.6 million and 2011-$3.9 million.

     Management believes that taxable income during the carryforward period will be sufficient to fully use the NOLs before they expire. Management anticipates that taxable income during the carryforward period will arise primarily as a result of the Company's continued growth in its custom and product solutions services and operating efficiencies which may be gained under the Company's current strategies. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the Company's loss carryforward period are reduced.

     The components of the net deferred income tax assets at December 31, 1995 and 1996, are as follows:

                                          DECEMBER 31,    DECEMBER 31,
                                              1995            1996
                                          ------------    ------------
Net operating loss carryforwards........   $ 229,000        $1,724,000
Depreciation and amortization...........     514,000           602,000
Allowance for bad debts.................      57,000           127,000
Non-deductible accruals.................     108,000           155,000
Compensation related to options granted
  below fair market value...............          --           130,000
Other...................................      10,000           (18,000)
Less -- valuation allowance.............    (918,000)         (424,000)
                                           ---------        ----------
                                           $      --        $2,296,000
                                           =========        ==========

     A reconciliation of income tax benefit at the statutory rate to the Company's effective rate is as follows:

                                          1995    1996
                                          ----    ----
Computed at the expected statutory
  rate..................................  (34%)   (34%)
Non-deductible expenses.................    --      2%
State income tax benefit................   (2%)    (4%)
Change in valuation allowance...........   16%     (9%)
Loss from S Corporation.................   20%      4%
Other...................................    --     (1%)
                                          ----    ----
Income tax benefit -- effective rate....    --    (42%)
                                          ====    ====

17. COMMITMENTS AND CONTINGENCIES

  Non-Compete Agreement

     In connection with a June 1994 redemption of 1,697,776 shares of Common Stock from a GM founder and shareholder, GM entered into a non-compete agreement with the former shareholder. Under the agreement, the former shareholder agreed not to engage in certain business activities in exchange for a non-interest bearing note from GM in the amount of $512,000. The value of the non-compete agreement was recorded in other assets on the December 31, 1995 balance sheet and was being amortized over two years. The Company recognized amortization expense of $384,000, $118,000 and $10,000 in 1994, 1995 and 1996, respectively.
The Company is required to make monthly payments of $8,000 on the note through September 1999. As of December 31, 1995 and 1996, the Company's total obligations under the agreement were $352,000 and $256,000, respectively.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

  Licensing Agreement

     On December 30, 1996, the Company signed a licensing agreement with NETG, a division of National Education Group, to license NETG's software development engine and over 100 existing computer based training titles, as well as over 300 titles to be developed in the eighteen months following the signing of the agreement. The Company is committed to paying NETG future minimum royalties and license fees of $600,000 in 1997 and $400,000 in 1998 as well as royalties for each computer-based training title sale beyond the amount required to fulfill the minimum royalty obligation.

  Employment Agreement

     The Company has entered into employment agreements with certain key employees. Such employment agreements provide for severance benefits in certain circumstances, as well as for bonus payments upon the attainment of certain criteria, primarily related to operating income.

  Operating Leases

     The Company has entered into operating leases for outdoor media space, office space and equipment. As of December 31, 1996, the Company had approximately $600,000 of cash restricted as to payment of such leases. The Company has subleased certain office space and accounts for the sublease as a reduction of rent expense. As of December 31, 1996, future minimum lease payments required under such operating leases are as follows:

                                                                                          NET FUTURE
 YEAR ENDED                                          FUTURE MINIMUM    FUTURE MINIMUM    MINIMUM LEASE
DECEMBER 31,                                         LEASE PAYMENTS     LEASE INCOME       PAYMENTS
------------                                         --------------    --------------    -------------
   1997............................................    $1,671,000        $(245,000)       $1,426,000
   1998............................................        993,000        (225,000)          768,000
   1999............................................        893,000              --           893,000
   2000............................................        898,000              --           898,000
   2001............................................        424,000              --           424,000
   Thereafter......................................         22,000              --            22,000
                                                       ----------        ---------        ----------
             Total.................................    $4,901,000        $(470,000)       $4,431,000
                                                       ==========        =========        ==========

     Rent expense for the years ended December 31, 1994, 1995 and 1996 was $491,000, $1,130,000 and $2,123,000, respectively.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES

18. INDUSTRY SEGMENTS

     The relative contributions to revenue, income from continuing operations and identifiable assets of the Company's three industry segments for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                                         1994           1995           1996
                                                      -----------    -----------    -----------
Net Sales to Unaffiliated Customers:
  Product Solutions.................................  $ 6,787,000    $10,167,000    $21,018,000
  Custom Solutions..................................    4,395,000      6,659,000     14,339,000
  Outdoor Media Advertising.........................           --      3,959,000      3,907,000
                                                      -----------    -----------    -----------
                                                      $11,182,000    $20,785,000    $39,264,000
                                                      ===========    ===========    ===========
Net Loss From Continuing Operations Before Tax
  Benefit:
  Product Solutions.................................  $   260,000    $   639,000    $ 2,295,000
  Custom Solutions(3)...............................     (319,000)    (1,153,000)    (4,568,273)
  Outdoor Media Advertising.........................           --       (614,000)      (396,727)
  Corporate and Other(1)............................     (489,000)    (1,501,000)    (2,680,000)
                                                      -----------    -----------    -----------
                                                      $  (548,000)   $(2,629,000)   $(5,350,000)
                                                      ===========    ===========    ===========
Identifiable Assets(2):
  Product Solutions.................................  $ 1,410,000    $   280,000    $ 1,312,000
  Custom Solutions..................................    1,168,000      5,113,000     15,704,000
  Outdoor Media Advertising.........................           --      6,081,000      4,977,000
  Corporate and Other...............................      371,000      2,179,000     36,277,000
                                                      -----------    -----------    -----------
                                                      $ 2,949,000    $13,653,000    $58,270,000
                                                      ===========    ===========    ===========
Capital Expenditures:
  Product Solutions.................................  $   171,000    $   129,000    $ 1,376,000
  Custom Solutions..................................       71,000        511,000      3,730,000
  Outdoor Media Advertising.........................           --        108,000        177,000
  Corporate and Other...............................       48,000        992,000        699,000
                                                      -----------    -----------    -----------
                                                      $   290,000    $ 1,740,000    $ 5,982,000
                                                      ===========    ===========    ===========
Depreciation and Amortization
  Product Solutions.................................  $    62,000    $    51,000    $   253,000
  Custom Solutions..................................      581,000        475,000      1,096,000
  Outdoor Media Advertising.........................           --        435,000        435,000
  Corporate and Other...............................        6,000         96,000        365,000
                                                      -----------    -----------    -----------
                                                      $   649,000    $ 1,057,000    $ 2,149,000
                                                      ===========    ===========    ===========

---------------

(1) Corporate and other includes corporate general and administrative expenses (including such expenses that the Company believes are not reasonably allocated to the industry segments), interest income and depreciation and amortization expenses related to identified assets for corporate and other.

(2) Identifiable assets by industry segment include cash, accounts receivable, other current assets, property and equipment, and goodwill.

(3) Includes approximately $1,056,000 of sales to affiliates in 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SkiView, Inc.:

     We have audited the accompanying balance sheets of SkiView, Inc. as of April 30, 1993 and 1994, and December 31, 1994, and the related statements of operations and accumulated deficit and cash flows for the years ended April 30, 1993 and 1994, and the eight-month period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkiView, Inc. as of April 30, 1993 and 1994, and December 31, 1994, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

                                            /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
January 24, 1996

                                 SKIVIEW, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                APRIL 30,
                                                        -------------------------   DECEMBER 31,
                                                           1993          1994           1994
                                                        -----------   -----------   ------------
Current Assets:
  Cash................................................  $    58,365   $   386,824   $    53,901
  Accounts receivable.................................      210,081       148,844     1,497,326
  Other receivables...................................       17,061        78,038        34,804
  Other current assets................................       56,440        76,833       500,970
  Related party receivable............................      725,000         5,283            --
                                                        -----------   -----------   -----------
          Total Current Assets........................    1,066,947       695,822     2,087,001
                                                        -----------   -----------   -----------
Property, Plant and Equipment:
  Land................................................       19,300        19,300        19,300
  Building and building improvements..................      147,831       147,831       150,377
  Advertising displays................................      775,783       811,395       909,336
  Equipment, furniture and fixtures...................      347,106       357,564       381,108
                                                        -----------   -----------   -----------
                                                          1,290,020     1,336,090     1,460,121
  Less -- Accumulated depreciation....................     (775,479)     (868,682)     (978,883)
                                                        -----------   -----------   -----------
                                                            514,541       467,408       481,238
                                                        -----------   -----------   -----------
Intangible Assets, net................................    1,242,898     1,203,020     1,176,435
Other Asset...........................................       20,000            --            --
                                                        -----------   -----------   -----------
          Total Assets................................  $ 2,844,386   $ 2,366,250   $ 3,744,674
                                                        ===========   ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current maturities of long-term debt................  $     5,925   $    12,495   $    32,375
  Working capital loan................................           --            --       436,000
  Accounts payable....................................       81,530        90,536       193,298
  Accrued liabilities.................................      247,815        22,794       493,132
  Revenue billed in advance...........................           --            --     1,202,958
                                                        -----------   -----------   -----------
          Total Current Liabilities...................      335,270       125,825     2,357,763
                                                        -----------   -----------   -----------
Long-Term Debt, Net of Current Maturities.............    8,624,807     8,762,094     8,278,158
                                                        -----------   -----------   -----------
Commitments
Stockholders' Equity (Deficit):
  Common Stock........................................        1,000         1,000         1,000
  Preferred Stock.....................................      750,000       750,000       750,000
  Additional paid-in capital..........................      999,000       999,000       999,000
  Treasury stock, 50 shares at cost...................           --           (50)          (50)
  Accumulated deficit.................................   (7,865,691)   (8,271,619)   (8,641,197)
                                                        -----------   -----------   -----------
                                                         (6,115,691)   (6,521,669)   (6,891,247)
                                                        -----------   -----------   -----------
          Total Liabilities and Stockholders' Equity
            (Deficit).................................  $ 2,844,386   $ 2,366,250   $ 3,744,674
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 SKIVIEW, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                                          FOR THE
                                                                                        EIGHT-MONTH
                                                      FOR THE YEARS ENDED APRIL 30,     PERIOD ENDED
                                                      ------------------------------    DECEMBER 31,
                                                          1993             1994             1994
                                                      -------------    -------------    ------------
Revenue.............................................    $ 3,510,174      $ 2,810,550    $   986,588
                                                        -----------      -----------    -----------
Operating Expenses:
  Costs and operating expenses......................      1,512,457        1,364,852        469,064
  General and administrative expenses...............      1,683,676        1,516,433      1,190,455
  Depreciation and amortization.....................        182,378          155,556        140,922
                                                        -----------      -----------    -----------
                                                          3,378,511        3,036,841      1,800,441
                                                        -----------      -----------    -----------
  Income (Loss) from operations.....................        131,663         (226,291)      (813,853)
Interest Expense, net...............................       (569,850)        (571,710)      (461,689)
                                                        -----------      -----------    -----------
          Net loss before extraordinary item........       (438,187)        (798,001)    (1,275,542)
Extraordinary Item:
  Gain on Debt Restructuring........................             --          392,073        905,964
                                                        -----------      -----------    -----------
          Net loss..................................       (438,187)        (405,928)      (369,578)
Accumulated Deficit, Beginning of Period............     (7,427,504)      (7,865,691)    (8,271,619)
                                                        -----------      -----------    -----------
Accumulated Deficit, End of Period..................    $(7,865,691)     $(8,271,619)   $(8,641,197)
                                                        ===========      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 SKIVIEW, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                      FOR THE
                                                           FOR THE YEARS ENDED      EIGHT-MONTH
                                                                APRIL 30,           PERIOD ENDED
                                                          ----------------------    DECEMBER 31,
                                                            1993         1994           1994
                                                          ---------    ---------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................  $(438,187)   $(405,928)   $  (369,578)
Adjustments to reconcile net loss to net cash flows from
  operating activities --
Depreciation and amortization...........................    182,378      155,556        140,922
Extraordinary item: gain on debt restructuring..........         --     (392,073)      (905,964)
Accrued interest........................................    552,921      561,781        446,119
Changes in assets and liabilities --
Accounts receivable.....................................     86,436       61,237     (2,113,872)
Other receivables.......................................        705      (60,977)        43,234
Other current assets....................................     32,668      (20,393)      (424,137)
Related party receivable................................   (307,337)     719,717          5,283
Other assets............................................         --       20,000             --
Accounts payable........................................      3,262        9,006        102,762
Accrued liabilities.....................................    (66,458)    (225,021)       470,538
Revenue billed in advance...............................         --           --      1,968,348
                                                          ---------    ---------    -----------
Net cash flows from operating activities................     46,388      422,905       (636,345)
                                                          ---------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment, net.......   (123,387)     (68,545)      (128,167)
                                                          ---------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under working capital loan.................         --           --        436,000
  Principal payments on long-term debt..................     (5,363)     (25,851)        (4,411)
  Acquisition of treasury stock.........................         --          (50)            --
                                                          ---------    ---------    -----------
     Net cash flows from financing activities...........     (5,363)     (25,901)       431,589
                                                          ---------    ---------    -----------
     Net change in cash.................................    (82,362)     328,459       (332,923)
CASH, beginning of period...............................    140,727       58,365        386,824
                                                          ---------    ---------    -----------
CASH, end of period.....................................  $  58,365    $ 386,824    $    53,901
                                                          =========    =========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest................................  $  17,100    $   8,400    $     1,500
                                                          =========    =========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 SKIVIEW, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND DISPOSAL OF PRINCIPAL BUSINESS

     Ski View, Inc. (the "Company"), a Delaware corporation, was formed in July 1984 primarily for the purpose of acquiring and managing outdoor advertising businesses in ski resort areas.

     Effective January 1, 1995, Eagle River Communications ("ERC"), which subsequently became a wholly owned subsidiary of Eagle River Interactive, Inc., was granted a license by the Company to operate the Company's business. ERC was required to pay the Company a monthly license fee of $35,000. In exchange, ERC was given control of all the Company's assets, was required to pay all of its liabilities (excluding debt of $8,310,533 as of December 31, 1994), and was entitled to all of the economic benefit, if any, from operation of the Company's business. The license also gave ERC the option to purchase the net assets it controlled for $3,500,000. ERC exercised that option on September 29, 1995, by paying the Company cash of $500,000 and delivering to the Company a note payable for $3,000,000, bearing interest at 12% per annum and due in quarterly installments of $150,000 plus accrued interest, commencing January 1, 1996.

     Consequently, the Company's operations subsequent to December 31, 1994, have been limited principally to collecting the license fees from ERC (through September 1995) and closing the sale of its business as described above. In effect, its business was assigned/sold to ERC on January 1, 1995. The then present value of the consideration received (equating license payments to interest) was approximately $3,500,000. That amount exceeds the carrying values, as of December 31, 1994, of the net assets sold to ERC by approximately $2,100,000; however, the sale transaction will not provide sufficient funds to satisfy Company indebtedness not assumed by ERC, most of which is due the Company's principal shareholder. (Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company's accounting policies reflect practices common to the outdoor advertising industry and are summarized below.

  Accounts Receivable

     Substantially all of the Company's revenues and resultant accounts receivable are derived from charges for outdoor media space at ski resorts throughout the United States.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Cost, for assets initially acquired by the Company, was based upon the fair market values of those assets at the date of acquisition as determined by an appraisal. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets ranging from three to seven years.

  Revenue and Expense Recognition

     The Company's business is cyclical in nature in that the advertising contracted for by its customers is only displayed during the ski season (November-April). The Company recognizes income attributable to this advertising during the periods when the advertising is in place. Accordingly, revenue from customer advertising is recognized evenly over the contractual period. Amounts billed in advance of this contractual period are deferred and recognized as such amounts are earned.

     Operating expenses and sign installation costs are recognized as incurred on an accrual basis. Tower and transit rental costs are recognized on a pro rata basis over the ski season to coincide with the period over which the related advertising revenues are recognized.

                                 SKIVIEW, INC.

  Intangible Assets

     In August 1984, the Company acquired all of the advertising displays, signs, leases and licenses, advertising contracts and other assets from a third party. The excess of purchase cost over the fair value of the assets acquired, as determined by an independent appraiser, has been classified as intangible assets in the accompanying balance sheets and is amortizable over a 40-year period. Included in the accompanying statements of operations and accumulated deficit is amortization expense of approximately $40,000 for each year ended April 30, 1993 and 1994, and $27,000 for the eight-month period ended December 31, 1994.

3. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                         APRIL 30,
                                                  -----------------------   DECEMBER 31,
                                                     1993         1994          1994
                                                  ----------   ----------   ------------
Senior secured shareholder indebtedness,
  interest at prime plus 1% (9.5% as of December
  31, 1994), secured by the assets of the
  Company --
  Note payable..................................  $4,945,690   $4,945,690    $4,945,690
  Accrued interest..............................   2,251,479    2,659,054     2,739,317
  Working capital loan facility.................     526,000      526,000       526,000
Subordinated notes payable to previous owners,
  interest at prime (8.5% as of December 31,
  1994) repayable in annual installments of
  $32,375 plus interest through September
  1996..........................................     900,000      642,544        99,526
Other indebtedness..............................       7,563        1,301            --
                                                  ----------   ----------    ----------
                                                   8,630,732    8,774,589     8,310,533
Less -- Current maturities......................       5,925       12,495        32,375
                                                  ----------   ----------    ----------
                                                  $8,624,807   $8,762,094    $8,278,158
                                                  ==========   ==========    ==========

     Stockholder indebtedness represents borrowings from the majority shareholder via a note payable and a working capital loan facility. The note payable was acquired by the majority shareholder from a bank effective May 15, 1990. The loan agreement which provides for these borrowings includes restrictive covenants which, among other things, require that the Company:

     -- Maintain Key Man life insurance on an executive of the Company

     -- Limit payments made to affiliates

     -- Restrict dividend payments

     -- Maintain certain financial ratios

     The Company was in violation of certain of these covenants, to which the shareholder waived its rights and remedies to principal acceleration in accordance with the loan agreement.

                                 SKIVIEW, INC.

     The subordinated notes payable to the previous owners originally represented notes related to the acquisition of the Company. The Company and the previous owners have reached agreements whereby the original notes and shares of common stock were acquired by the Company in exchange for cash and new notes as follows:

                                                                            EIGHT-MONTH
                                                              YEAR ENDED    PERIOD ENDED
                                                              APRIL 30,     DECEMBER 31,
                                                                 1994           1994
                                                              ----------    ------------
Old Notes:
  Principal.................................................   $279,844       $620,156
  Accrued interest..........................................    154,156        365,237
  Common Stock..............................................         50             --
                                                               --------       --------
                                                                434,050        985,393
  Cash and new notes........................................     41,977         79,429
                                                               --------       --------
  Gain on debt restructuring................................   $392,073       $905,964
                                                               --------       --------

     Payments of accrued interest under the stockholder indebtedness and the original notes payable to the previous owners have been suspended. As a result, the amounts due related to these obligations have been reflected with long-term debt in the accompanying balance sheets.

4. STOCKHOLDERS' EQUITY:

     As of April 30, 1993 and 1994, and December 31, 1994, the status of the Company's capital stock was as follows:

                                                           PAR VALUE   AUTHORIZED   ISSUED
                                                           ---------   ----------   ------
Preferred Series A.......................................    $100        10,000     7,500
Common...................................................    $  1         1,000     1,000

     The Series A shares represent cumulative redeemable preferred stock with no voting rights. The cumulative dividends of 25% are payable quarterly. The stockholder loan agreement restricts any dividend distributions by the Company until all amounts under this agreement have been satisfied. Accordingly, no dividends have been accrued or paid as of December 31, 1994.

     The preferred stock is redeemable through September 30, 1997. The Company may redeem up to 1,000 shares per year at a stated redemption price of $100 per share plus any unpaid dividends as of the last dividend period.

5. COMMITMENTS:

     The Company leases ski towers and transit displays under noncancelable operating leases which expire on various dates through 1999. These lease agreements provide that the Company incurs no lease obligation unless advertising is displayed on the leased facility. Rental expense under these arrangements for the years ended April 30, 1993 and 1994, and the eight-month period ended December 31, 1994, was approximately $583,000, $464,000 and $184,000, respectively.

6. RELATED PARTY TRANSACTIONS:

     The Company has a working capital loan with the majority stockholder which provides for borrowings not to exceed $750,000. These borrowings bear interest at 15% and are due on demand. Interest expense under this

                                 SKIVIEW, INC.

arrangement, was approximately $20,000 and $12,000 for the years ended April 30, 1993 and 1994, and $11,000 for the eight-month period ended December 31, 1994, respectively.

     Prior to the acquisition of the Company, the Company reached a separation agreement with one of its officers. This agreement provides for installment payments totaling $380,000, of which $360,000 is included with accrued liabilities in the accompanying balance sheet as of December 31, 1994.

     The Company invests certain excess cash balances jointly with a stockholder in an interest-bearing account held by the shareholder. The Company's portion of such investments is included with the related party receivable in the accompanying balance sheets.

     The Company has a contractual arrangement with a stockholder to provide services relative to obtaining advertising contracts with the Company. Expenses under these agreements were approximately $250,000 for each of the years ended April 30, 1993 and 1994, and $133,000 for the eight-month period ended December 31, 1994.

     A stockholder of the Company provides management assistance to the Company. Management fee expenses were approximately $50,000 for each of the years ended April 30, 1993 and 1994, and $33,000 for the eight-month period ended December 31, 1994.

7. INCOME TAXES:

     The Company has incurred net operating losses since inception. Accordingly, no provision for income taxes has been made in the accompanying financial statements. The forgiveness of debt discussed in Note 3 was treated as a reduction of net operating loss carryforwards for income tax purposes. There are no other significant differences between the accumulated loss for financial reporting purposes and income tax purposes. The Company's net operating loss carryforwards are approximately $7,700,000 as of December 31, 1994, and may be used to reduce future federal taxable income, if any, and expire between 1999 and 2010. These operating losses are subject to limitations upon certain events, including certain ownership changes.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
           3.1           -- Certificate of Incorporation of the Registrant(1)
           3.2           -- Bylaws of the Registrant(1)
           3.3           -- Certificate of Designation, Preferences and Rights of
                            Series B Preferred Stock(1)
           4.1           -- Specimen Certificate for Common Stock(1)
           4.2           -- Rights Agreement between the Registrant and Harris Trust and Savings Bank, as Rights Agent(1)
          10.1           -- Registrant's 1995 Executive Stock Option Plan(1)(2)
          10.2           -- Form of Stock Option Agreement under Registrant's 1995
                            Executive Stock Option Plan(1)(2)
          10.3           -- Registrant's 1995 Employee Stock Option Plan(1)
          10.4           -- Form of Stock Option Agreement under Registrant's 1995
                            Employee Stock Option Plan(1)
          10.5           -- Amended and Restated Employment Agreement with Terence M.
                            Graunke(1)(2)
          10.6           -- Employment Agreement with Marc Pinto(1)(2)
          10.7           -- Form of Directorship Agreement between the Registrant and each director(1)
          10.8           -- Registrant's 401(k) Plan(1)(2)
          10.9           -- Trust Agreement between the Registrant and the Charles
                            Schwab Trust Company relating to the Registrant's 401(k)
                            Plan(1)(2)
          10.10          -- Registrant's Employee Stock Purchase Plan(1)(2)
          10.11          -- Registrant's Performance Bonus Plan(1)(2)
          10.12          -- Registration Rights Agreement between the Registrant and the holders of the Registrant's Series A Preferred Stock,
                            as amended(1)
          10.13          -- Asset Purchase Agreement by and among SkiView, Inc.,
                            SkiView Acquisition Corp. and Allegheny Media(1)
          10.14          -- Secured Promissory Note of SkiView, Inc. in favor of
                            Oldview, Inc.(1)
          10.15          -- Security Agreement between SkiView, Inc. and Oldview,
                            Inc. and U.S. Communications Corporation(1)
          10.16          -- Agreement and Plan of Merger dated June 21, 1996 among
                            Eagle River Interactive, Inc., Sushi Acquisition Corp.,
                            Graphic Media, Inc. And Stockholders thereof(3)
          10.17          -- Stock Pledge Agreement dated June 21, 1996 by and among
                            Lee Jacobson, Philip Meurer, E. Michael Loftus and Joseph
                            Parker and Eagle River Interactive, Inc.(3)
          10.18          -- Registration Agreement dated June 21, 1996 between Eagle
                            River Interactive, Inc., Philip Meurer, Joseph Parker,
                            Lee J. Jacobson and E. Michael Loftus(3)
          10.19          -- Employment and Noncompetition Agreement dated June 21,
                            1996 between Graphic Media, Inc. And Philip Meurer(3)(2)
          10.20          -- Agreement and Plan of Merger dated as of July 31, 1996 by and among Eagle River Interactive, Inc., Ute Creek
                            Acquisition Corp. And Mastering Computers, Inc.(4)
          10.21          -- Supplemental Agreement dated as of July 31, 1996 by and among Eagle River Interactive, Inc., Ute Creek
                            Acquisition Corp., Mastering Computers, Inc. and Thomas
                            R. Graunke(4)
          10.22          -- Stock Pledge Agreement dated as of July 31, 1996 between
                            Eagle River Interactive, Inc. and Thomas R. Graunke(4)
          10.23          -- Registration Rights Agreement dated as of July 31, 1996 between Eagle River Interactive, Inc. and Thomas R.
                            Graunke(4)
          10.24          -- Employment and Noncompetition Agreement dated as of July
                            31, 1996 between Eagle River Interactive, Inc. and Thomas
                            R. Graunke(4)(2)
          10.25          -- Employment and Noncompetition Agreement dated as of
                            December 9, 1996 between Eagle River Interactive, Inc.
                            and Kevin J. Rowe(2)
          11             -- Statement regarding computation of per share earnings

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          22             -- Subsidiaries of Registrant
          23             -- Consent of Arthur Andersen LLP
          24             -- Power of Attorney (contained on signature pages hereto)
          27             -- Financial Data Schedule

---------------

(1) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-702)

(2) Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated June 21, 1996.

(4) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated July 31, 1996.