Form 10-Q
period 1997-03-31
EAGLE RIVER INTERACTIVE INC
filed 1997-05-15
CIK 1006638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

         Yes  X    NO
            -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 OUTSTANDING AT MAY 9, 1997
           -----                                 --------------------------

Common Stock, $.001 par value                        13,508,143 shares

                         EAGLE RIVER INTERACTIVE, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                     INDEX

                                                                    PAGE NUMBER
                                                                    -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Condensed Balance Sheets as of March 31,
     1997 and December 31, 1996                                           3

     Consolidated Condensed Statements of Operations for the Three
     Months Ended March 31, 1997 and 1996                                 4

     Consolidated Condensed Statements of Cash Flows for the Three
     Months Ended March 31, 1997 and 1996                                 5

     Notes to Consolidated Condensed Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         9

PART II. OTHER INFORMATION

Item 6. Exhibits                                                         14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                    MARCH 31,    DECEMBER 31,
                                                                      1997           1996
                                                                    ---------    ------------

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $ 33,748      $ 33,995
  Accounts receivable, net                                             6,659         6,262
  Other current assets                                                 5,269         5,139
                                                                    --------      --------
         Total Current Assets                                         45,676        45,396
                                                                    --------      --------
Property and Equipment, net                                            8,688         7,761
Other Assets, net                                                      4,915         5,113
                                                                    --------      --------
Total Assets                                                        $ 59,279      $ 58,270
                                                                    ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                  $  2,228      $  1,656
  Accrued liabilities                                                  2,730         3,151
  Other current liabilities                                            1,816         2,414
  Current portion of note payable and capital lease obligations          336           331
                                                                    --------      --------
         Total Current Liabilities                                     7,110         7,552
Note Payable and Capital Lease Obligations                               751           804
                                                                    --------      --------
         Total Liabilities                                             7,861         8,356
                                                                    --------      --------
Stockholders' Equity:
  Common stock, $0.001 par value, 30,000,000 shares
   authorized; 13,470,497 and 13,356,990 shares issued and
   outstanding as of March 31, 1997 and December 31, 1996,
   respectively                                                           14            13
  Additional Paid-In Capital                                          55,434        54,938
  Accumulated Deficit                                                 (4,030)       (5,037)
                                                                    --------      --------
         Total Stockholders' Equity                                   51,418        49,914
                                                                    --------      --------
Total Liabilities and Stockholders' Equity                          $ 59,279      $ 58,270
                                                                    ========      ========


      The accompanying notes are an integral part of these balance sheets

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                           -----------------------------
                                               1997             1996
                                           ------------      -----------

Revenue                                    $     15,663      $     7,793
Operating Expenses:
  Cost of revenue                                 6,788            4,036
  Marketing and selling                           4,375            2,184
  General and administrative                      2,592            1,376
  Depreciation and amortization                     782              357
                                           ------------      -----------
         Total Operating Expenses                14,537            7,953
                                           ------------      -----------
Net Operating Income (Loss)                       1,126             (160)
Other Income, net                                   420               59
                                           ------------      -----------
 Income (Loss) before tax provision               1,546             (101)
Tax provision                                      (539)            --
                                           ------------      -----------
Net Income (Loss)                          $      1,007      $      (101)
                                           ============      ===========
Net Income (Loss) Per Common
  and Common Equivalent Share              $       0.07      $     (0.01)
                                           ============      ===========
Shares used in Computing Net
  Income (Loss) per Common and
  Common Equivalent Share                    15,014,252        9,319,348
                                           ============      ===========




        The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           1997          1996
                                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $  1,007      $   (101)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                               782           357
  Reserve for bad debts                                                        92             2
  Deferred compensation                                                      --              18
  Tax provision                                                               539          --
  Changes in assets and liabilities:
         Accounts receivable                                                 (489)          378
         Other current assets                                                (330)         (301)
         Other assets                                                        (324)          (11)
         Accounts payable, accrued liabilities and other liabilities         (447)         (202)
                                                                         --------      --------
           Net cash provided by operating activities                          830           140
                                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (1,400)         (992)
  Advances to affiliates                                                     --             (53)
                                                                         --------      --------
           Net cash used in investing activities                           (1,400)       (1,045)
                                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lines of credit                                              --             750
  Repayment of lines of credit                                               --            (295)
  Repayment of notes payable                                                  (84)         --
  Repayment of capital leases                                                 (90)         (189)
  Distributions to shareholder                                               --            (182)
  Proceeds from issuance of common stock, net                                 497        47,410
                                                                         --------      --------
           Net cash provided by financing activities                          323        47,494
                                                                         --------      --------
Net (decrease) increase in cash and cash equivalents                         (247)       46,589
                                                                         --------      --------
Cash and cash equivalents, beginning of period                             33,995         2,595
                                                                         --------      --------
Cash and cash equivalents, end of period                                 $ 33,748      $ 49,184
                                                                         ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                 $     12      $    103
                                                                         ========      ========




       The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Eagle River Interactive, Inc. (the "Company") creates and develops interactive solutions that assist United States and international companies in sales, marketing, training and corporate communications. The Company develops these business solutions through the use of product and custom solutions. Product solutions consist of corporate training primarily for IT professionals, including leader-led Windows NT, Windows 95 and TCP/IP operating system training seminars as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software, videos and newsletters. Custom solutions are developed by the Company generally under three to nine month contracts and are delivered using the Internet and World Wide Web, proprietary intranets, informational and transactional kiosks, CD-ROMs and other interactive medium. The Company also offers traditional outdoor media advertising at ski resorts in the United States. The Company's primary locations are in Avon, Colorado and Scottsdale, Arizona. The Company also has offices in Mountain View, California; Portland, Oregon; New York, New York; Dallas, Texas; Los Angeles, California; Chicago, Illinois; and Paris, France.

Basis of Presentation

The accompanying consolidated condensed interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

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

 2. INITIAL PUBLIC OFFERING

In March 1996 the Company completed an initial public offering of 4,000,000 shares of its common stock at a price of $13.00 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company from the offering were $46,727,000. Upon the closing of the offering, all 1,342,000 shares of Mandatorily Redeemable Convertible Series A Preferred Stock outstanding were converted into 4,026,000 shares of common stock.

In April 1996, the underwriters of the Company's initial public offering exercised their over-allotment option and purchased an additional 309,000 shares of common stock at $13.00 per share from the Company, with net proceeds to the Company aggregating $3,736,000.

3.  CONTINGENT NOTE RECEIVABLE

In connection with the September 1995 Series A Preferred Stock offering, a stockholder of the Company issued a contingent note (the "Contingent Note") to the Company. This note transfers to the Company future gains arising from the sale of the stockholder's 10.5% equity interest in SeaVision, Inc. ("SeaVision"), a predecessor entity to Allin Communications Corporation ("ACC"). The terms of the Contingent Note require the stockholder to pay the Company any net proceeds in excess of $500,000 if and when he sells his holdings in SeaVision.

In November 1996, ACC completed an initial public offering of its common stock. The SeaVision stock owned by the stockholder was converted into 241,200 shares of ACC Common Stock, all of which are subject to the terms of the Contingent Note. As of March 31, 1997, the stockholder had not sold any of his shares in ACC. Those shares are subject to an underwriter-imposed lock-up and therefore cannot be sold until November 1997.

During the second quarter of 1997 the Contingent Note was amended. The amendment defines procedures by which the Company can request the sale of the ACC shares and defines procedures by which the stockholder may segregate and retain a portion of the ACC shares having a market value of approximately $500,000.

4. INCOME TAXES

During 1996, the Company recorded an income tax benefit created by 1996 operating losses and as of December 31, 1996 had recorded a tax asset of approximately $2.3 million. During the first quarter of 1997, the Company recorded an approximate $.5 million tax provision. At March 31, 1997, in accordance with the provisions of SFAS 109, management has determined that it is more likely than not that the tax asset of approximately $1.8 million as of March 31, 1997 will be realized in the foreseeable future based on taxable income generated by future years operations.

The Company bases its determination on the significant growth that has occurred in its business during 1996 and the first quarter of 1997. The Company's revenue increased from $20.8 million in 1995 to $39.3 million in 1996, representing an 89% increase in revenue. In addition, such revenue increased from $7.8 million in the first quarter of 1996 to $15.7 million in the first quarter of 1997, representing a 101% increase in revenue. In 1995, and the first half of 1996, the Company incurred significant losses due to expenditures related to developing and expanding capacity for the delivery of its custom and product solutions and services. The Company realized, as a result of such expenditures, positive operating results for the fourth quarter of 1996 and first quarter of 1997, which generated taxable income for those quarters. Further, the Company's management continues to believe that the increases in margins achieved by its outdoor media business in 1996 over 1995 will continue. Based on its projections, the Company's management believes that profitable operations will be sustained in future periods and that the losses incurred by the Company in establishing and growing its infrastructure will not recur. Based on the above operating results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset at March 31, 1997 will be realized through the generation of future taxable income.

Historically, the Company's net loss before taxes has approximated its taxable loss. The Company's deferred income taxes result primarily from net operating loss carryforwards ("NOLs"), the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. The Company has tax NOLs totaling approximately $3.5 million, which expire in 2011.

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

5.    RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". The purpose of SFAS No. 128 is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is after December 15, 1997. Earlier application is not permitted. The Company does not expect the application of SFAS No. 128 to have a material impact on its EPS calculation.

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

The Company's operations are subject to certain risks and uncertainties including, among others, a limited operating history, substantial operating losses, management's plan for rapid growth, rapidly changing technology, and potential competitors with greater technical and marketing resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Results" included in the Company's Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1997

General

The Company has three revenue sources - product solutions, custom solutions and outdoor media advertising.

The Company generates revenue from sales of product solutions services, which consist primarily of Windows NT, Windows 95 and TCP/IP operating systems training seminars as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software and videos and newsletters. Product solution revenue from seminars is generally collected in advance and is recognized upon commencement of a seminar or of a series of seminars in a given city. Subscription revenues are deferred and recognized over the term of the related subscription, while other product revenue is recognized when the products are shipped.

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

Costs related to product solutions consist primarily of labor and related benefits for speakers and seminar personnel, rental of seminar facilities and the cost of materials provided to seminar participants, some of which is deferred until seminar commencement. Costs related to custom solution services consist primarily of labor and occupancy expenses for creative design, account management and sales personnel. Costs related to the Company's outdoor media sales include primarily sales and operating expenses, sign installation ad maintenance costs (which are recognized as incurred on an accrual basis) and tower and transit rental costs (which are recognized ratably over the November to March ski season to coincide with the period over which related revenue is recognized). Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

Revenue

Revenue for the three months ended March 31, 1996 (the "1996 Quarter") was approximately $7.8 million, which consisted of approximately $2.8 million of product solutions revenue, approximately $2.9 million of custom solutions revenue and approximately $2.1 million of outdoor media advertising revenue. Revenue for the three months ended March 31, 1997 (the "1997 Quarter") was approximately $15.7 million, or a 101% increase over the 1996 Quarter. The 1997 Quarter revenue consisted of approximately $8.9 million of product solution revenue, approximately $4.7 million of custom solution revenue and approximately $2.1 million of outdoor media advertising revenue. The growth in product solutions revenue from the 1996 Quarter to the 1997 Quarter was a result of the increase in the number and types of seminars provided, the average number of attendees per seminar and the average price charged for the seminars. The growth in custom solution revenue from the 1996 Quarter to the 1997 Quarter was a result of the increase in the number of projects from both new and existing customers. The growth in revenue is also the result of the Company's substantial investments in labor force, operating infrastructure, equipment and marketing made in the last quarter of 1995 and the first, second and third quarters of 1996.

Cost of Revenue

The Company's cost of revenue for the 1996 Quarter was approximately $4.0 million, which consisted of approximately $0.8 million related to product solutions, approximately $2.3 million related to custom solution services and approximately $0.9 million of outdoor media advertising. The Company's cost of revenue for the 1997 Quarter was approximately $6.8 million, which consisted of approximately $2.5 million related to product solutions, approximately $3.6 million related to custom solution services and approximately $0.7 million of outdoor media advertising.

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

Marketing and Selling

Marketing and selling costs are primarily comprised of salaries, commissions and benefits, travel and marketing program costs. Marketing and selling expenses of approximately $2.2 million for the 1996 Quarter were primarily related to the continued development of the Company. For the 1997 Quarter marketing and selling expenses were approximately $4.4 million. The increase from 1996 to 1997 was primarily due to the continued growth of the Company's business and the corresponding increase in personnel.

General and Administrative Expenses

General and administrative expenses include costs for the accounting, legal, information systems and human resource functions, as well as costs related to some senior executives of the Company. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses of approximately $1.4 million during the 1996 Quarter were primarily related to the continued early development of the Company.

During the 1997 Quarter, general and administrative expenses were approximately $2.6 million. The increase in general and administrative expenses from the 1996 Quarter to the 1997 Quarter were primarily due to the growth of the Company's business and the corresponding increase in the number of executive and administrative personnel and the number of offices. These costs, as a percentage of revenue, should continue to decrease.

Depreciation and Amortization

Depreciation and amortization expense of approximately $0.4 million during the 1996 Quarter consisted of approximately $0.3 million of depreciation of equipment and approximately $0.1 million of amortization of organization costs and goodwill related to acquisitions. For the 1997 Quarter, depreciation and amortization expense of approximately $0.8 million consisted of approximately $0.7 million of depreciation and approximately $0.1 million of amortization. The increase in depreciation expense reflects the significant investment the Company has made in its computer equipment, leasehold improvements and office equipment over the past year.

Other Income (Expense)

Interest income and expense are included in other income. Other income of approximately $0.1 million for the 1996 Quarter and approximately $0.4 million for the 1997 Quarter primarily represents interest income which was the result of investing the proceeds from the Company's initial public offering.

Income Taxes

During 1996, the Company recorded an income tax benefit for the deferred income tax asset created by 1996 operating losses and as of December 31, 1996 had recorded a tax asset of approximately $2.3 million. During the 1997 Quarter the Company recorded an approximate $.5 million tax provision. At March 31, 1997, in accordance with the provisions of SFAS 109, management has determined that it is more likely than not that the tax asset of approximately $1.8 million as of March 31, 1997 will be realized in the foreseeable future based on taxable income generated by future operations.

The Company bases its determination on the significant growth that has occurred in its business during 1996 and the first quarter of 1997. The Company's revenue increased from $20.8 million in 1995 to $39.3 million in 1996, representing an 89% increase in revenue. In addition, such revenue increased from $7.8 million in the first quarter of 1996 to $15.7 million in the first quarter of 1997, representing a 101% increase in revenue. In 1995, and the first half of 1996, the Company incurred significant losses due to expenditures related to developing and expanding capacity for the delivery of its custom and product solutions and services. The Company realized, as a result of such expenditures, positive operating results for the fourth quarter of 1996 and first quarter of 1997, which generated taxable income for those quarters. Further, the Company's management continues to believe that the increases in margins achieved by its outdoor media business in 1996 over 1995 will continue. Based on its projections, the Company's management believes that profitable operations will be sustained in future periods and that the losses incurred by the Company in establishing and growing its infrastructure will not recur. Based on the above operating results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset at March 31, 1997 will be realized through the generation of future taxable income.

Historically, the Company's net loss before taxes has approximated its taxable loss. The Company's deferred income taxes result primarily from net operating loss carryforwards ("NOLs"), the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. The Company has tax NOLs totaling approximately $3.5 million, which expire in 2011.

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


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the Company's operating activities was approximately $.1 million for the 1996 Quarter. For the 1997 Quarter, approximately $0.8 million of cash was provided by operations. Cash used in investment activities was approximately $1.0 million and $1.4 million for the 1996 Quarter and 1997 Quarter, respectively, related primarily to purchases of property and equipment in both years and to the staffing growth and office space expansion. Cash flows from financing activities were approximately $47.5 million and $.3 million in the 1996 Quarter and 1997 Quarter, respectively. The cash inflow from financing activities for the 1996 Quarter reflects the completion of the initial public offering of common stock.

As of March 31, 1997, the Company had approximately $33.7 million of cash and cash equivalents which the Company believes will be sufficient to meet its currently anticipated cash needs for working capital, capital expenditures and funds required to make acquisitions, if any, for the next twelve months and the foreseeable future.

FUTURE RESULTS

This report may be deemed to contain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, the Company's limited operating history and substantial operating losses, risks associated with the expansion of the Company's business and the management of growth, dependence on key personnel, potential fluctuations in quarterly operating results, absence of long-term contracts, the rapidly evolving market for interactive services, uncertain demand and market acceptance for interactive solutions, rapidly changing technology and the competitive environment. These risks and uncertainties are described more fully under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Results" in the Company's Form 10-K for the year ended December 31, 1996.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

(A)   Exhibits

         11 -- Statement Regarding Computation of Per Share Earnings 27 -- Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EAGLE RIVER INTERACTIVE, INC.

Date: May 15, 1997

                                             /s/ TERENCE M. GRAUNKE
                                             Terence M. Graunke
                                             Chairman, President and Chief
                                             Executive Officer

Date: May 15, 1997

                                             /s/ MARC PINTO
                                             Marc Pinto
                                             Executive Vice President,
                                             Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------

   11          Statement regarding computation of per share earnings

   27          Financial Data Schedule