Form 10-Q
period 1997-06-30
EAGLE RIVER INTERACTIVE INC
filed 1997-08-14
CIK 1006638

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                         11000 N. SCOTTSDALE RD., #260
                           SCOTTSDALE, ARIZONA 85254
              (Address of principal executive offices) (zip code)


                                 (602) 998-7500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X       NO
            ----       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                        OUTSTANDING AT AUGUST 11, 1997
              -----                        ------------------------------
   Common Stock, $.001 par value                  13,597,174 shares

                         EAGLE RIVER INTERACTIVE, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997
                                     INDEX

                                                                  PAGE
                                                                 NUMBER
                                                                 ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets
              as of June 30, 1997 and December 31, 1996             3

              Consolidated Condensed Statements of
              Operations for the Three and Six Months
              Ended June 30, 1997 and 1996                          4

              Consolidated Condensed Statements of Cash
              Flows for the Six Months Ended June 30, 1997
              and 1996                                              5

              Notes to Consolidated Condensed Financial
              Statements                                            6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   10

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders     14

Item 6.    Exhibits                                                16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                    JUNE 30,   DECEMBER 31,
                                                                      1997        1996
                                                                    --------    --------
                                                                   (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                                         $ 32,681    $ 33,995
  Accounts receivable, net                                             2,423       1,130
  Other current assets                                                 4,002       2,704
  Net current assets of discontinued operations                        4,331       4,268
                                                                    --------    --------
         Total Current Assets                                         43,437      42,097

Property and Equipment, net                                            3,022       1,397
Other Assets, net                                                      1,218       1,065
Net long-term assets of discontinued operations                       10,065       9,789
                                                                    --------    --------

Total Assets                                                        $ 57,742    $ 54,348
                                                                    ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                  $  1,700    $    898
  Accrued liabilities                                                  2,710       2,212
  Other current liabilities                                            1,624       1,107
  Current portion of note payable and capital lease
    obligations                                                           44          36
                                                                    --------    --------
         Total Current Liabilities                                     6,078       4,253

Note Payable and Capital Lease Obligations                               312         181
                                                                    --------    --------

                                                                       6,390       4,434
                                                                    --------    --------
Commitments and Contingencies

Stockholders' Equity:
  Common stock, $0.001 par value, 30,000,000 shares
    authorized; 13,592,999 and 13,356,990 shares issued
    and outstanding as of June 30, 1997 and
    December 31, 1996, respectively                                       14          13
  Additional Paid-In Capital                                          55,995      54,938
  Accumulated Deficit                                                 (4,657)     (5,037)
                                                                    --------    --------
         Total Stockholders' Equity                                   51,352      49,914
                                                                    --------    --------

Total Liabilities and Stockholders' Equity                          $ 57,742    $ 54,348
                                                                    ========    ========


      The accompanying notes are an integral part of these balance sheets

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                           --------                        --------
                                                     1997            1996            1997            1996
                                                 ------------    ------------    ------------    ------------

Revenue                                          $      9,842    $      3,999    $     18,704    $      6,754

Operating Expenses:
  Cost of revenue                                       2,894             915           5,472           1,692
  Marketing and selling                                 4,295           2,129           7,679           3,788
  General and administrative                            1,560           1,564           3,444           2,053
  Depreciation and amortization                           221              47             371              72
                                                 ------------    ------------    ------------    ------------
         Total Operating Expenses                       8,970           4,655          16,966           7,605

                                                 ------------    ------------    ------------    ------------
Net Operating Income (Loss)                               872            (656)          1,738            (851)

Other Income                                              435             579             855             638

Income (Loss) from Continuing Operations
before tax                                              1,307             (77)          2,593            (213)

Tax Provision                                            (457)            (79)           (935)            (79)

                                                 ------------    ------------    ------------    ------------
Income (Loss) from Continuing Operations                  850            (156)          1,658            (292)

Discontinued Operations, Net of Taxes (Note 6)         (1,477)           (475)         (1,278)           (440)

                                                 ------------    ------------    ------------    ------------
Net Income (Loss)                                      $ (627)   $       (631)   $        380    $       (732)
                                                 ============    ============    ============    ============

Income (Loss) from Continuing Operations
Per Common and Common Equivalent
Share                                            $       0.06    $      (0.01)   $       0.11    $      (0.03)
                                                 ============    ============    ============    ============

Discontinued Operations Per Common
And Common Equivalent Share                      $      (0.10)   $      (0.04)   $      (0.08)   $      (0.04)
                                                 ============    ============    ============    ============

Net Income (Loss) per Common and
Common Equivalent Share                          $      (0.04)   $      (0.05)   $       0.03    $      (0.07)
                                                 ============    ============    ============    ============


Shares used in Computing Net Income (Loss)
Per Common and Common
Equivalent Share                                   14,555,880      13,197,448      14,458,937      11,010,979
                                                 ============    ============    ============    ============


       The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               1997        1996
                                                             --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                            $    380    $   (732)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                  856         811
   Deferred tax provision (benefit)                                95        (795)
   Deferred compensation                                           --          18
   Loss on disposal of property and equipment                      --          54
   Reserve for bad debts                                          112         (75)
Changes in assets and liabilities:
   Accounts receivable                                             28         758
   Other current assets                                        (2,317)     (1,750)
   Other assets                                                  (208)       (627)
   Accounts payable and accrued liabilities                     1,606      (2,069)
   Other liabilities                                             (371)      1,232
                                                             --------    --------
       Net cash provided by (used in) operating activities        181      (3,175)
                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          (2,462)     (3,104)
   Proceeds from disposition of property and equipment             74          17
   Cash paid for acquisitions                                      --        (352)
   Advances to affiliates                                          --         (53)
                                                             --------    --------
     Net cash used in investing activities                     (2,388)     (3,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                    --       1,250
   Repayment of line of credit                                     --        (250)
   Proceeds from long-term debt                                    --         490
   Repayment of long-term debt                                    (54)     (3,082)
   Repayment of capital leases                                   (111)       --
   Proceeds from issuance of common stock                       1,058      50,669
   Distribution to shareholder                                     --      (1,001)
                                                             --------    --------
    Net cash provided by financing activities                     893      48,076
                                                             --------    --------
Net increase in cash and cash equivalents                      (1,314)     41,409
Cash and cash equivalents, beginning of period                 33,995       2,595
                                                             --------    --------
Cash and cash equivalents, end of period                     $ 32,681    $ 44,004
                                                             ========    ========

SUPPLEMENTAL DISCLOSURES

Cash paid for interest                                       $     31    $    143
                                                             ========    ========

Cash paid for taxes                                          $    120    $     --
                                                             ========    ========


       The accompanying notes are an integral part of these statements.

                 EAGLE RIVER INTERACTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Eagle River Interactive, Inc. (the "Company") is an educational services company that provides corporate training products for information technology ("IT") professionals. Training products are created, developed and marketed by Mastering Computers, Inc., a wholly owned subsidiary of the Company. Training products include instructor-led Windows operating systems and other IT topics, as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software, videos and newsletters. The Company is located in Scottsdale, Arizona.

In addition, the Company has two business segments, custom interactive development and outdoor media, which it is currently in negotiations to sell in separate transactions. As a result, the Company has accounted for these two business segments as discontinued operations (Note 6). As a result of this determination, the operations from the custom interactive development and outdoor media business segments have been reflected as discontinued operations in the accompanying consolidated condensed financial statements for all periods presented. The custom interactive development business segment develops and creates custom interactive solutions that assist United States and international companies with corporate communications, marketing, and training. The outdoor media business segment offers traditional outdoor media advertising at United States ski resorts.

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

3.        CONTINGENT NOTE RECEIVABLE

In connection with the September 1995 Series A Preferred Stock offering, a stockholder of the Company who is also an officer issued a contingent note (the "Contingent Note") to the Company. This note transfers to the Company future gains arising from the sale of the stockholder's 10.5% equity interest in SeaVision, Inc. ("SeaVision"), a predecessor entity to Allin Communications Corporation ("ACC"). The terms of the Contingent Note require the stockholder to pay the Company any net proceeds in excess of $500,000 if and when he sells his holdings in SeaVision.

In November 1996, ACC completed an initial public offering of its common stock. The SeaVision stock owned by the stockholder was converted into 241,200 shares of ACC Common Stock, all of which are subject to the terms of the Contingent Note.

During the second quarter of 1997 the Contingent Note was amended. The amendment defines procedures by which the Company can request the sale of the ACC shares and defines procedures by which the stockholder may segregate and retain a portion of the ACC shares having a market value of approximately $500,000. As of June 30, 1997, the stockholder had not sold any of his shares in ACC. Those shares are subject to an underwriter-imposed lock-up and therefore cannot be sold until November 1997.

4.       INCOME TAXES

During 1996, the Company recorded an income tax benefit created by 1995 and 1996 operating losses and as of December 31, 1996 had recorded a deferred tax asset of approximately $2.3 million. During the first six months of 1997, the Company recorded an approximate $.9 million tax provision from continuing operations and an approximate $1.1 million tax benefit from discontinued operations, including $.3 million of tax benefit which was deferred and included in the balance sheet as a result of the anticipated gain from the sale of the outdoor media business segment (Note 6). At June 30, 1997, in accordance with the provisions of SFAS 109, management has determined that it is more likely than not that the tax asset of approximately $2.5 million as of June 30, 1997 will be realized in the future based on taxable income generated by current and future years operations.

The Company bases its determination on the significant growth that has occurred in its IT training business during 1996 and the first and second quarters of 1997. The Company's revenue increased from $6.8 million for the six months ended June 30, 1996 to $18.7 million for the six months ended June 30, 1997, representing a 175% increase in revenue. In addition, the Company had a loss from continuing operations before tax of $.2 million for the six months ended June 30, 1996 compared to income from continuing operations before tax of $2.6 million for the six months ended June 30, 1997. Further, the Company believes that the sale of its interactive and outdoor media business segments will result in a taxable gain; however, there can be no assurance that a transaction will be consummated and if consummated that it would result in a gain. Based on its projections, the Company's management believes that profitable operations will be sustained in future periods. Based on the above results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset at June 30, 1997 will be realized through the generation of future taxable income.

Historically, the Company's net loss before taxes has approximated its taxable loss. The Company's deferred income taxes result primarily from net operating loss carryforwards ("NOLs"), the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. The Company has tax NOLs totaling approximately $5.0 million, which expire in 2011.

Management believes that taxable income during the carryforward period will be sufficient to utilize fully the NOLs before they expire. Management anticipates that increases in taxable income during the carryforward period will arise primarily as a result of the Company's continued growth in its IT training business and operating efficiencies which may be gained under the Company's current strategies.

5.       RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". The purpose of SFAS No. 128 is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is fiscal years ending after December 15, 1997. Earlier application is not permitted. The Company does not expect the application of SFAS No. 128 to have a material impact on its EPS calculation.

6.    DISCONTINUED OPERATIONS

Effective July 29, 1997, the Company announced its intent to sell its interactive business segment. In July, the Company's Board of Directors approved a formal plan to sell the segment. As a result of this decision, the Company has accounted for the interactive business segment as a discontinued operation. The operations from the interactive business segment have been reflected as a discontinued operation in the accompanying consolidated condensed statements of operations for all periods presented. The net assets and liabilities of the interactive business segment have been classified as discontinued operations in the accompanying consolidated condensed balanced sheets. The Company expects the sale of this segment to close by the fourth quarter of 1997 and to result in a gain; however, there can be no assurance that any agreement will be reached with respect to a possible transaction or that if reached, such transaction will be consummated and result in a gain. Revenue for the interactive business segment for the six months ended June 30, 1996 and 1997 was approximately $6.9 million and $9.3 million, respectively. Net loss for the interactive business segment for the six months ended June 30, 1996 and 1997 was approximately $1.1 million and $1.9 million, respectively.

Summarized balance sheet data for the custom interactive development business segment is as follows:

(Dollars in Thousands)

                                                                As of     As of
                                                               June 30, December 31,
                                                                 1997      1996
                                                               -------   -------

Assets
     Current Assets
         Accounts receivable, net                              $ 3,700   $ 3,677
         Other current assets                                    2,994     2,472
                                                               -------   -------
              Total current assets                               6,694     6,149
     Net property, Plant and Equipment                           5,849     5,675
     Other Assets, Net                                           1,019     1,182
                                                               -------   -------
        Total                                                   13,562    13,006
                                                               =======   =======

Liabilities
     Current Liabilities
         Accounts payable                                        1,412       705
         Accrued liabilities                                       581       929
         Other current liabilities                                 819       701
                                                               -------   -------
              Total current liabilities                          2,812     2,335
     Noncurrent liabilities                                        341       624
                                                               -------   -------
        Total liabilities                                        3,153     2,959
                                                               -------   -------
Net assets of discontinued operations                          $10,409   $10,047
                                                               =======   =======


Effective May 17, 1997, the Company approved the disposition of the outdoor media business segment including a plan for the Company to identify potential buyers. Effective July 29, 1997, the Company announced that it is currently in negotiations to sell its outdoor media business segment. As a result, the Company has accounted for the segment as a discontinued operation. As a result of this determination, the operations from the outdoor media business segment have been reflected as a discontinued operation in the accompanying consolidated condensed statements of operations for all periods presented. The net assets and liabilities of the interactive business segment have been classified as discontinued operations in the accompanying consolidated condensed balance sheets. The Company expects that the sale of this segment will close by the fourth quarter of 1997 and to result in a gain, however, there can be no assurance that any agreement will be reached with respect to a possible transaction or that if reached, such transaction will be consummated and result in a gain. Revenue for the outdoor media business segment for the six months ended June 30, 1996 and 1997 was approximately $2.6 million and $2.1 million, respectively. Net income for the outdoor segment for the six months ended June 30, 1996 and 1997 was approximately $0.7 million and $0.6 million, respectively. As the Company believes that the sale will result in a net gain, a net loss of approximately $0.4 million for the period from May 18, 1997 to June 30, 1997 has been deferred and is included in net current assets of discontinued operations in the accompanying consolidated condensed balance sheets.

Summarized balance sheet data for the outdoor media business segment is as follows:

(Dollars in Thousands)

                                                As of       As of
                                               June 30,   December 31,
                                                1997         1996
--------------------------------------------------------------------

Assets
     Current Assets
         Accounts receivable, net            $     --     $    1,456
         Other current assets                       459         --
                                             ----------   ----------
           Total current assets                     459        1,456
     Net property, Plant and Equipment              641          689
     Other Assets, Net                            2,897        2,866
                                             ----------   ----------
        Total                                     3,997        5,011

Liabilities
     Current Liabilities
         Accounts payable                            10           53
         Accrued liabilities                       --             46
         Other current liabilities                 --           --
     Noncurrent liabilities                        --            902
                                             ----------   ----------
        Total                                        10        1,001
                                             ----------   ----------
Net assets of discontinued operations        $    3,987   $    4,010
                                             ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of management's discussion and analysis of Eagle River Interactive's (the "Company's") financial condition and results of operations should be read in conjunction with the Company's Consolidated Condensed Financial Statements and notes thereto, and the Company's Form 10-K for the year ended December 31, 1996.

OVERVIEW

The Company is an educational services company that provides corporate training products for information technology ("IT") professionals. Training products are created, developed and marketed by Mastering Computers, Inc., a wholly owned subsidiary of the Company. These training products include instructor-led Windows operating systems and other IT topics, as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software, videos and newsletters.

The Company's operations are subject to certain risks and uncertainties including, among others, management's plan for rapid growth, rapidly changing technology, and potential competitors with greater technical and marketing resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Future Results" included in the Company's Form 10-K for the year ended December 31, 1996.

DISCONTINUED OPERATIONS

On July 29, 1997 the Company announced its intent to sell its custom interactive development and outdoor media business segments. As a result, the operations from the custom interactive development and outdoor media business segments have been reflected as discontinued operations in the consolidated historical financial information.

RESULTS OF CONTINUING OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1997

GENERAL

The Company generates revenue from sales of training product services, which consist primarily of instructor-lead Windows operating systems and other IT topics, as well as Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software and videos and newsletters. Training products revenue from seminars is generally collected in advance and is recognized upon commencement of a seminar or of a series of seminars in a given city. Subscription revenues are deferred and recognized over the term of the related subscription, while other product revenue is recognized when the products are shipped.

Costs related to training products consist primarily of labor and related benefits for speakers and seminar personnel, rental of seminar facilities and the cost of materials provided to seminar participants, some of which is deferred until seminar commencement. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

REVENUE

Revenue for the three months ended June 30, 1996 (the "1996 Quarter") was approximately $4.0 million. Revenue for the three months ended June 30, 1997 (the "1997 Quarter") was approximately $ 9.8 million, or a 145% increase over the 1996 Quarter. The growth in revenue from the 1996 Quarter to the 1997 Quarter was primarily the result of the increase in the average price of seminars offered, the number and types of seminars provided and the number of attendees. During the 1997 Quarter, the Company introduced computer based training ("CBT"), and the Company added new seminars. In addition, the Company introduced its MCSE Gold Plan, which bundles multiple Microsoft Certified Professional preparation courses and CBT as one product offering. The number of customers trained increased from approximately 16,000 in the 1996 Quarter to approximately 22,000 in the 1997 Quarter.

COST OF REVENUE

The Company's cost of revenue for the 1996 Quarter was approximately $.9 million. The Company's cost of revenue for the 1997 Quarter was approximately $2.9 million. During 1997, costs increased for labor and related benefits, seminar facilities and seminar travel primarily due to the continued growth of the Company's business and corresponding increase in personnel.

MARKETING AND SELLING

Marketing and selling costs are primarily comprised of salaries, commissions and benefits, travel and marketing program costs. Marketing and selling expenses of approximately $2.1 million for the 1996 Quarter were primarily related to the continued development of the Company. For the 1997 Quarter marketing and selling expenses were approximately $4.3 million. The increase from 1996 to 1997 was primarily due to the continued growth of the Company's telesales division and the corresponding increase in marketing and selling personnel and costs associated with direct mail campaigns. Marketing and selling headcount increased from 110 in the 1996 Quarter to 280 in the 1997 Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs for the accounting, legal, information systems, investor relations and human resource functions, as well as costs related to some senior executives of the Company. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses were approximately $1.6 million during the 1996 and 1997 Quarters. The Company expects these costs, as a percentage of revenue, to decrease in future quarters; however, there can be no assurance that the percentages will continue to decrease.

DEPRECIATION

Depreciation and amortization was approximately $.05 million during the 1996 Quarter. For the 1997 Quarter, depreciation and amortization expense was approximately $.2 million. The increase in depreciation and amortization expense reflects the significant investment the Company has made in its computer equipment, telephone systems and office equipment over the past year.

OTHER INCOME

Interest income and expense are included in other income. Other income of approximately $.6 million for the 1996 Quarter and approximately $.4 million for the 1997 Quarter primarily represents interest income which was the result of investing the proceeds from the Company's initial public offering.


RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997

REVENUE

Revenue for the six months ended June 30, 1996 was approximately $6.8 million. Revenue for the six months ended June 30, 1997 was approximately $18.7 million, or a 175% increase over the first half of 1996. The growth in training products revenue from the first six months of 1996 to the first six months of 1997 was primarily the result of the increase in the average price of seminars offered, the number and types of seminars provided and the number of attendees. During the first six months of 1997 the Company added new seminars and introduced its MCSE Gold Plan which bundles multiple Microsoft Certified Professional courses and CBT as one product offering. The number of customers trained increased from approximately 28,000 in the first six months of 1996 to 41,000 in the first six months of 1997.

COST OF REVENUE

The Company's cost of revenue for the first six months of 1996 was approximately $1.7 million. The Company's cost of revenue for the first six months of 1997 was approximately $5.5 million. During 1997, costs increased particularly in labor and related benefits, seminar facilities and seminar travel primarily due to the continued growth of the Company's business and corresponding increase in personnel.

MARKETING AND SELLING

Marketing and selling costs are primarily comprised of salaries, commissions and benefits, travel and marketing program costs. Marketing and selling expenses of approximately $3.8 million for the first six months of 1996 were primarily related to the continued development of the Company. For the first six months of 1997 marketing and selling expenses were approximately

$7.7 million. The increase from 1996 to 1997 was primarily due to the continued growth of the Company's telesales division and the corresponding increase in personnel and for costs associated with direct mail campaigns.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs for the accounting, legal, information systems, customer service and human resource functions, as well as costs related to some senior executives of the Company. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses of approximately $2.1 million during the first six months of 1996 were primarily related to the continued early development of the Company.

During the first six months of 1997, general and administrative expenses were approximately $3.4 million. The increase in general and administrative expenses from the first six months of 1996 to the first six months of 1997 were primarily due to the growth of the Company's business and the corresponding increase in the number of executive and administrative personnel and the number of offices. The Company expects these costs, as a percentage of revenue, to decrease in future quarters; however, there can be no assurance that the percentages will continue to decrease.

DEPRECIATION

Depreciation and amortization expense was approximately $.1 million during the first six months of 1996. For the first six months of 1997, depreciation and amortization expense was approximately $.4 million. The increase in depreciation and amortization expense reflects the significant investment the Company has made in its computer equipment, telephone systems and office equipment over the past year.

OTHER INCOME

Interest income and expense are included in other income. Other income of approximately $.6 million for the first six months of 1996 and approximately $.9 million for the first six months of 1997 primarily represents interest income which was the result of investing the proceeds from the Company's initial public offering.

DISCONTINUED OPERATIONS

Effective July 29, 1997, the Company announced a formal plan to sell its custom interactive development business segment. As a result, the operations from the interactive segment have been accounted for as a discontinued operation. The custom interactive development business segment develops and creates interactive solutions that assist companies with corporate communications. Revenue for the interactive business segment for the six months ended June 30, 1996 and 1997 was approximately $6.9 million and $9.3 million, respectively. Net loss for the interactive business segment for the six months ended June 30, 1996 and 1997 was approximately $1.1 million and $1.9 million, respectively. The net loss for the six months ended June 30, 1996 includes approximately $.5 million of costs relating to the Graphic Media, Inc. merger. The net loss for the six months ended June 30, 1997 includes approximately $.5 million of costs related to organizational realignment of the custom interactive development segment. The Company expects the sale of this segment to close by the fourth quarter of 1997; however, there can be no assurance that any agreement will be reached with respect to a possible transaction or that if reached, such transaction will be consummated.

Effective May 17, 1997, the Company approved the disposition of the outdoor media business segment including a plan for the Company to identify potential buyers. Effective July 29, 1997, the Company announced that it is currently in negotiations to sell its outdoor media business segment. As a result, the operations from the outdoor media segment have been accounted for as a discontinued operation. The outdoor media business section offers traditional outdoor media advertising at United States ski resorts. Revenue for the outdoor media business segment for the six months ended June 30, 1996 and 1997 was approximately $2.6 million and $2.1 million, respectively. Net income for the outdoor segment for the six months ended June 30, 1996 and 1997 was approximately $.7 million and $.6 million, respectively. The Company believes that the transaction will result in a net gain and as a result net loss of approximately $.4 million for the period from May 18, 1997 to June 30, 1997 has been deferred. The Company expects the sale of this segment to close by the fourth quarter of 1997; however, there can be no assurance that any agreement will be reached with respect to a possible transaction or that if reached, such transaction will be consummated.

INCOME TAXES

During 1996, the Company recorded an income tax benefit created by 1995 and 1996 operating losses and as of December 31, 1996 had recorded a deferred tax asset of approximately $2.3 million. During the first six months of 1997, the Company recorded an approximate $.9 million tax provision from continuing operations and an approximate $1.1 million tax benefit from discontinued operations, including $.3 million of tax benefit which was deferred and included in the balance sheet as a result of the anticipated gain from the sale of the outdoor media business segment (Note 6). At June 30, 1997, in accordance with the provisions of SFAS 109, management has determined that it is more likely than not that the tax asset of approximately $2.5 million as of June 30, 1997 will be realized in the future based on taxable income generated by current and future years operations.

The Company bases its determination on the significant growth that has occurred in its IT training business during 1996 and the first and second quarters of 1997. The Company's revenue from continuing operations increased from $6.8 million for the six months ended June 30, 1996 to $18.7 million for the six months ended June 30, 1997, representing an 175% increase in revenue. In addition, the Company had loss from continuing operations before tax of $.2 million for the six months ended June 30, 1996 compared to income from continuing operations before tax of $2.6 million for the six months ended June 30, 1997. Further, the Company believes that the sale of its custom interactive development and outdoor media business segments will result in a taxable gain; however, there can be no assurance that a transaction will be consummated and if consummated that it would result in a gain. Based on its projections, the Company's management believes that profitable operations will be sustained in future periods. Based on the above results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset at June 30, 1997 will be realized through the generation of future taxable income.

Historically, the Company's net loss before taxes has approximated its taxable loss. The Company's deferred income taxes result primarily from net operating loss carryforwards ("NOLs"), the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. The Company has tax NOLs totaling approximately $5.0 million, which expire in 2011.

Management believes that taxable income during the carryforward period will be sufficient to utilize fully the NOLs before they expire. Management anticipates that increases in taxable income during the carryforward period will arise primarily as a result of the Company's continued growth in its IT training business and operating efficiencies which may be gained under the Company's current strategies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by the Company's operating activities was approximately $3.2 million for the first six months of 1996. For the first six months of 1997, approximately $.2 million of cash was provided by operations. Cash used in investment activities was approximately $3.5 million and $2.4 million for the first six months of 1996 and the first six months of 1997, respectively, related primarily to purchases of property and equipment in both years and to the staffing growth and office space expansion. Cash flows from financing activities were approximately $48.1 million and $.9 million in the first six months of 1996 and the first six months of 1997, respectively. The cash inflow from financing activities for the first six months of 1996 reflects the completion of the initial public offering of common stock. Discontinued operations have not been segregated in the cash flow information included in the consolidated historical financial information.

As of June 30, 1997, the Company had approximately $32.7 million of cash and cash equivalents which the Company believes will be sufficient to meet its currently anticipated cash needs for working capital, capital expenditures and funds required to make acquisitions, if any, for the next twelve months and the foreseeable future. During the 1997 quarter, the Company entered into a lease for approximately 54,000 square feet in a building being constructed in Scottsdale, Arizona. This new space will allow the Company to consolidate its existing staff currently located in two buildings in Scottsdale to one new location and will allow the Company to expand its staff as necessary. The Company expects to complete its move by the first quarter of 1998.

FUTURE RESULTS

This report may be deemed to contain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, risks associated with the expansion of the Company's business and the management of growth, dependence on key personnel, potential fluctuations in quarterly operating results, absence of long-term contracts, the need to anticipate changes in technology to create training products on a timely basis, competition from other companies with substantially greater financial, technical and other resources, relatively low barriers to entry, the growth in CBT courses offered by others, the need to restrict unauthorized use of the Company's training products and protect the Company's proprietary rights, and the risk that states may seek to regulate the Company's training products as educational programs. These risks and uncertainties are described more fully under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Results" in the Company's Form 10-K for the year ended December 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 29, 1997. At the Annual Meeting:

1. Mr. Andrew J. Filipowski was elected to serve as a director of the Company for a term of three years. The vote was: [12,345,611] for and [0] against, with [16,358] abstentions and [0] broker non-votes.

2. Mr. Peter I. Mason was elected to serve as a director of the Company for a term of three years. The vote was: [12,346,196] for and [0] against, with [15,773] abstentions and [0] broker non-votes.

3. The stockholders of the Company approved an amendment to the Company's 1995 Executive Stock Option Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares. The vote was : [$10,111,475] for and [1,205,675] against, with [44,605] abstentions and [1,000,214] broker non-votes.

4. The stockholders of the Company approved an amendment to the Company's 1995 Employee Stock Option Plan to increase the number of shares reserved for issuance thereunder by 900,000 shares. The vote was: [10,779,274] for and [588,028] against, with [2,950] abstentions and [991,717] broker non-votes.

5. The stockholders of the Company ratified the appointment of Arthur Andersen LLP to serve as the Company's independent public accountants for the year ending December 31, 1997. The vote was: [12,356,291] for and [4,181] against, with [1,497] abstentions and [0] broker non-votes.


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

Date: August 14, 1997

                                              /s/ TERENCE M. GRAUNKE
                                              Terence M. Graunke
                                              Chairman, President and Chief
                                              Executive Officer

Date: August 14, 1997

                                              /s/ MARC PINTO
                                              Marc Pinto
                                              Executive Vice President,
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION

      11              Statement regarding computation of per share earnings

      27              Financial Data Schedule