Form 10-Q
period 1997-09-30
MASTERING INC
filed 1997-11-14
CIK 1006638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28004

                                MASTERING, INC.
                    (FORMERLY EAGLE RIVER INTERACTIVE, INC.)
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

                           Yes X            NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                             OUTSTANDING AT NOVEMBER 12, 1997
          -----                             --------------------------------
Common Stock, $.001 par value                      13,700,195 shares

                                MASTERING, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                     INDEX

                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                    Consolidated Condensed Balance Sheets
                    as of September 30, 1997 and December 31, 1996                                                     3

                    Consolidated Condensed Statements of
                    Operations for the Three and Nine Months
                    Ended September 30, 1997 and 1996                                                                  4

                    Consolidated Condensed Statements of Cash
                    Flows for the Nine Months Ended September 30, 1997
                    and 1996                                                                                           5

                    Notes to Consolidated Condensed Financial
                    Statements                                                                                         6

Item 2.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                               11

PART II.         OTHER INFORMATION

Item 6.          Exhibits                                                                                             16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MASTERING, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                                            1997                  1996
                                                                                            ----                  ----
                                                                                         (UNAUDITED)           (UNAUDITED)
ASSETS

Current Assets:
   Cash and cash equivalents                                                              $ 49,631             $ 33,995
   Accounts receivable, net                                                                  2,595                1,130
   Other current assets                                                                      4,769                2,704
   Net current assets of discontinued operations                                                --                4,268
                                                                                          --------             --------
           Total Current Assets                                                             56,995               42,097

Property and Equipment, net                                                                  3,840                1,397
Other Assets, net                                                                            1,278                1,065
Net long-term assets of discontinued operations                                                 --                9,789
                                                                                          --------             --------
Total Assets                                                                              $ 62,113             $ 54,348
                                                                                          ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                       $  2,467             $    898
   Accrued liabilities                                                                       3,293                2,212
   Other current liabilities                                                                 2,840                1,107
   Current portion of note payable and capital lease
     obligations                                                                                28                   36
                                                                                          --------             --------
           Total Current Liabilities                                                         8,628                4,253
Note Payable and Capital Lease Obligations                                                     378                  181
                                                                                          --------             --------
                                                                                             9,006                4,434
                                                                                          --------             --------
Commitments and Contingencies

Stockholders' Equity:
   Common stock, $0.001 par value, 30,000,000 shares authorized; 13,622,939 and
     13,356,990 shares issued and outstanding as of September 30, 1997 and
     December 31, 1996, respectively                                                            14                   13
   Additional Paid-In Capital                                                               56,511               54,938
   Accumulated Deficit                                                                      (3,418)              (5,037)
                                                                                          --------             --------
           Total Stockholders' Equity                                                       53,107               49,914
                                                                                          --------             --------
Total Liabilities and Stockholders' Equity                                                $ 62,113             $ 54,348
                                                                                          ========             ========

        The accompanying notes are an integral part of these balance sheets

                        MASTERING, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                                   -------------                       -------------
                                                              1997              1996             1997              1996
                                                              ----              ----             ----              ----

Revenue                                                  $    10,876       $    5,747       $    29,580      $    12,501

Operating Expenses:
   Cost of revenue                                             3,178            1,357             8,650            3,049
   Marketing and selling                                       4,944            2,567            12,623            6,355
   General and administrative                                  1,391            2,322             4,835            4,375
   Depreciation and amortization                                 275               89               646              161
                                                          ----------       ----------       -----------       ----------
           Total Operating Expenses                            9,788            6,335            26,754           13,940
                                                          ----------       ----------       -----------       ----------
Net Operating Income (Loss)                                    1,088             (588)            2,826           (1,439)
Other Income                                                     429              525             1,284            1,163
Income (Loss) from Continuing
   Operations Before Tax                                       1,517              (63)            4,110             (276)
Tax (Provision) Benefit                                         (531)             102            (1,466)              23
                                                          ----------       -----------      -----------       ----------
Income (Loss) from Continuing
   Operations                                                    986               39             2,644             (253)
Discontinued Operations (Note 6):
   Loss from operations                                         (580)          (2,875)           (1,858)          (3,513)
   Gain on disposal                                              833               --               833              198
                                                          ----------       ----------        ----------       ----------
      Income (loss) from discontinued
      Operations, net of tax                                     253           (2,875)           (1,025)          (3,315)
                                                          ----------      -----------        ----------       ----------
Net Income (Loss)                                         $    1,239      $    (2,836)       $    1,619       $   (3,568)
                                                          ==========      ===========        ==========       ==========
Income (Loss) from Continuing
  Operations Per Common and
  Common Equivalent Share                                $      0.07        $   (0.00)       $     0.18        $    (0.02)
                                                         ===========        =========        ==========        ==========

Discontinued Operations Per Common
   And Common Equivalent Share                            $     0.02        $   (0.22)       $   (0.07)        $    (0.28)
                                                          ==========        =========        =========         ==========

Net Income (Loss) per Common and
   Common Equivalent Share                                $     0.09        $   (0.21)       $     0.11        $    (0.30)
                                                          ==========        =========        ==========        ==========

Shares Used in Computing Net
  Income (Loss) Per Common and
  Common Equivalent Share                                 14,492,000       13,201,477        14,461,803       11,921,605
                                                          ==========       ==========        ==========       ==========


       The accompanying notes are an integral part of these statements.

                        MASTERING, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              -----------------------
                                                                                                1997            1996
                                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                              $ 1,619         $(3,568)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                                2,516           1,414
   Deferred tax provision (benefit)                                                               686          (2,664)
   Deferred compensation                                                                           --             168
   Loss on disposal of property and equipment                                                      --              57
   Gain on sale of assets                                                                      (6,709)             --
   Reserve for bad debts                                                                          224              30
   Changes in assets and liabilities:
           Accounts receivable                                                                   (296)           (981)
           Other assets                                                                        (1,661)         (2,685)
           Accounts payable and accrued liabilities                                             3,580             649
           Other liabilities                                                                    1,155               0
                                                                                              -------         -------
           Net cash provided by (used in) operating activities                                  1,114          (7,580)
                                                                                              -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                          (3,889)         (5,480)
   Proceeds from sale of assets                                                                17,500              --
   Proceeds from disposition of property and equipment                                             74              --
   Cash paid for acquisitions                                                                      --            (352)
   Advances to affiliates                                                                          --             (53)
                                                                                              -------         -------
           Net cash provided by (used in) investing activities                                 13,685          (5,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                                                    --           1,250
   Repayment of line of credit                                                                     --          (1,250)
   Proceeds from long-term debt                                                                                   490
   Repayment of long-term debt                                                                    (54)         (3,812)
   Repayment of capital leases                                                                   (222)             --
   Proceeds from issuance of common stock                                                       1,113          50,669
   Distribution to shareholder                                                                      0          (1,144)
                                                                                              -------         -------
           Net cash provided by financing activities                                              837          46,203
                                                                                              -------         -------
Net increase in cash and cash equivalents                                                      15,636          32,738
Cash and cash equivalents, beginning of period                                                 33,995           2,595
                                                                                              -------         -------
Cash and cash equivalents, end of period                                                      $49,631         $35,333
                                                                                              =======         =======

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                                                        $    33         $   168
                                                                                              =======         =======

Cash paid for taxes                                                                           $   130         $    --
                                                                                              =======         =======


         The accompanying notes are an integral part of these statements.

                        MASTERING, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Mastering, Inc. (the "Company") is an educational services company that provides corporate training products and services. The Company was formerly known as Eagle River Interactive, Inc., and changed its name to Mastering, Inc. on October 15, 1997. Training products for information technology ("IT") professionals are created, developed and marketed by Mastering Computers, Inc., a wholly owned subsidiary of the Company. Training products include instructor-led seminars for Windows operating systems and other IT topics, instructor-led Microsoft Certified Professional preparation courses, on-site workshops, computer-based training media, interactive software, videos and newsletters. The Company is located in Scottsdale, Arizona.

In addition, the Company had two business segments, custom interactive development and outdoor media, which it sold during the third quarter of 1997 in separate transactions. As a result, the Company has accounted for these two business segments as discontinued operations (Note 6). As a result of this determination, the operations from the custom interactive development and outdoor media business segments have been reflected as discontinued operations in the accompanying consolidated condensed financial statements for all periods presented. The custom interactive development business segment developed and created custom interactive solutions that assisted United States and international companies with corporate communications, marketing, and training. The outdoor media business segment offered traditional outdoor media advertising at United States ski resorts.

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

During the second quarter of 1997 the Contingent Note was amended. The amendment defines procedures by which the Company can request the sale of the ACC shares and defines procedures by which the stockholder may segregate and retain a portion of the ACC shares having a market value of approximately $500,000. As of September 30, 1997, the stockholder had not sold any of his shares in ACC.

4.       INCOME TAXES

During 1996, the Company recorded an income tax benefit created by 1995 and 1996 operating losses and as of December 31, 1996 had recorded a deferred tax asset of approximately $2.3 million. During the first nine months of 1997, the Company recorded an approximate $1.5 million tax provision from continuing operations and an approximate $0.9 million tax benefit from discontinued operations. In addition, during the first nine months of 1997, the Company recorded a $0.5 million deferred tax asset resulting from the exercise of non-qualified stock options by employees. At September 30, 1997, in accordance with the provisions of SFAS 109, management has determined that it is more likely than not that the tax asset of approximately $2.2 million as of September 30, 1997 will be realized in the future based on taxable income generated by current and future years' operations.

The Company bases its determination on the significant growth that has occurred in its IT training business during 1996 and 1997. The Company's revenue increased from $12.5 million for the nine months ended September 30, 1996 to $29.6 million for the nine months ended September 30, 1997, representing a 137% increase in revenue. In addition, the Company had a loss from continuing operations before tax of $0.3 million for the nine months ended September 30, 1996 compared to income from continuing operations before tax of $4.1 million for the nine months ended September 30, 1997. Based on its projections, the Company's management believes that profitable operations will be sustained in future periods. Based on the above results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset at September 30, 1997 will be realized through the generation of future taxable income.

Historically, the Company's net loss before taxes has approximated its taxable loss. The Company's deferred income taxes result primarily from net operating loss carryforwards ("NOLs"), the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. As of September 30, 1997, the Company had tax NOLs totaling approximately $6.2 million, which expire in 2011.

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

6.       DISCONTINUED OPERATIONS

On September 26, 1997 the Company sold the assets of its interactive business segment for $13.5 million in cash and the right to future payments contingent on the segment's future earnings. The Company announced its intent to sell its interactive business segment on July 29, 1997. As a result of this transaction, the Company has accounted for the interactive business segment as a discontinued operation. The operations from the interactive business segment have been reflected as a discontinued operation in the accompanying consolidated condensed statements of operations for all periods presented. Revenue for the interactive business segment for the nine months ended September 30, 1996 and 1997 was approximately $11.1 million and $13.0 million, respectively. Net loss for the interactive business segment for the nine months ended September 30, 1996 was approximately $3.5 million. The net loss for the interactive business segment for the nine months ended September 26, 1997 was approximately $3.5 million. In addition, the Company incurred approximately $1.5 million of costs related to the sale and organizational realignment of the custom interactive development segment. The net loss for the period from July 29, 1997 to September 26, 1997 was approximately $1.0 million.

The Company sold the following interactive business segment assets and liabilities:



Assets
   Current Assets
      Accounts receivable, net                                                        $ 3,705
      Other current assets                                                              2,296
                                                                                      -------
              Total current assets                                                      6,001
   Property, Plant and Equipment, Net                                                   5,055
   Other Assets, Net                                                                      518
                                                                                     --------
              Total                                                                    11,574
                                                                                     ========
Liabilities
   Current Liabilities
      Accounts payable                                                                    768
      Accrued liabilities                                                               1,736
      Other current liabilities                                                           911
                                                                                      -------
              Total current liabilities                                                 3,415
   Noncurrent liabilities                                                                 277
                                                                                      -------
   Total liabilities                                                                    3,692
                                                                                      -------
Net assets sold                                                                       $ 7,882
                                                                                      =======

On September 16, 1997, the Company sold the assets of its outdoor media segment for approximately $4.0 million in cash and approximately $0.6 million in notes receivable of which the Company has established a reserve of approximately $0.2 million. The Company approved the disposition of the outdoor media business segment including a plan for the Company to identify potential buyers on May 17, 1997. As a result, the Company has accounted for the segment as a discontinued operation. As a result of this determination, the operations from the outdoor media business segment have been reflected as a discontinued operation in the accompanying consolidated condensed statements of operations for all periods presented. Revenue for the outdoor media business segment for the nine months ended September 30, 1996 and 1997 was approximately $2.6 million and $2.1 million, respectively. Net income for the outdoor segment for the nine months ended September 30, 1996 was approximately $0.3 million. Net loss for the outdoor segment for the nine months ended September 30, 1997 was approximately $0.2 million, including approximately $0.2 million of costs related to the sale. The net loss for the period from May 18, 1997 to September 16, 1997 was approximately $0.8 million.

The Company sold the following outdoor media segment assets and liabilities:


Assets
   Current Assets
      Accounts receivable, net                                      $    233
      Other current assets                                                49
                                                                     -------
              Total current assets                                       282
   Property, Plant and Equipment, Net                                    656
   Other Assets, Net                                                   2,871
                                                                     -------
      Total                                                            3,809

Liabilities
   Current Liabilities
      Accounts payable                                                    10
      Accrued liabilities                                                 28
      Other current liabilities                                          237
                                                                     -------
   Total                                                                 275
                                                                     -------
Net assets sold                                                      $ 3,534
                                                                     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of management's discussion and analysis of Mastering, Inc.'s (the "Company's") financial condition and results of operations should be read in conjunction with the Company's Consolidated Condensed Financial Statements and notes thereto and the Company's Form 10-K for the year ended December 31, 1996.

OVERVIEW

The Company is an educational services company that provides corporate training products and services. Training products for information technology ("IT") professionals are created, developed and marketed by Mastering Computers, Inc., a wholly owned subsidiary of the Company. Training products include instructor-led seminars on Microsoft Windows operating systems and other IT topics, instructor-led Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software, videos and newsletters.

The Company's operations are subject to certain risks and uncertainties including, among others, management's plan for rapid growth, rapidly changing technology, and potential competitors with greater technical and marketing resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Results" included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

DISCONTINUED OPERATIONS

In September, 1997 the Company sold its custom interactive development and outdoor media business segments. As a result, the operations from the custom interactive development and outdoor media business segments have been reflected as discontinued operations in the consolidated historical financial information.

RESULTS OF CONTINUING OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1997

GENERAL

The Company generates revenue from sales of training products and services, which consist primarily of instructor-led seminars on Microsoft Windows operating systems and other IT topics, instructor-led Microsoft Certified Professional preparation courses and on-site workshops, computer-based training media, interactive software and videos and newsletters. Revenue from seminars is generally collected in advance and deferred and is recognized upon commencement of a seminar or of a series of seminars in a given city. In connection with certain seminar offerings, the Company also provides its customers with course materials in advance of a seminar, in which case it recognizes revenue for the value of the materials upon providing the material. Subscription revenues are deferred and recognized over the term of the related subscription, while other product revenue is recognized when the products are shipped.

Costs related to training seminars consist primarily of labor and related benefits for speakers and seminar personnel, rental of seminar facilities and the cost of materials provided to seminar participants, some of which is deferred until seminar commencement. Costs related to computer based training products include royalties paid to a third party licensor. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

REVENUE

Revenue for the three months ended September 30, 1996 (the "1996 Quarter") was approximately $5.7 million. Revenue for the three months ended September 30, 1997 (the "1997 Quarter") was approximately $10.9 million, or an 89% increase over the 1996 Quarter. The growth in revenue from the 1996 Quarter to the 1997 Quarter was primarily the result of the increase in the average price of seminars offered, the number and types of seminars provided and the number of attendees, along with the introduction in 1997 of computer-based training products. The number of customers trained through seminars and computer-based training media increased from approximately 18,400 in the 1996 Quarter to approximately 25,400 in the 1997 Quarter.

COST OF REVENUE

The Company's cost of revenue for the 1996 Quarter was approximately $1.4 million. The Company's cost of revenue for the 1997 Quarter was approximately $3.2 million. During 1997, costs increased for labor and related benefits, seminar facilities and seminar travel primarily due to the continued growth of the Company's business and corresponding increase in personnel.

MARKETING AND SELLING

Marketing and selling costs are primarily comprised of salaries, commissions and benefits, travel and direct mail costs. Marketing and selling expenses of approximately $2.6 million for the 1996 Quarter were primarily related to the continued development of the Company. For the 1997 Quarter marketing and selling expenses were approximately $4.9 million. The increase from 1996 to 1997 was primarily due to the continued growth of the Company's telesales division and the corresponding increase in marketing and selling personnel and costs associated with direct mail campaigns. Marketing and selling headcount increased from 130 in the 1996 Quarter to 277 in the 1997 Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs for the accounting, legal, information systems, investor relations and human resource functions, as well as costs related to some senior executives of the Company. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses were approximately $2.3 million during the 1996 Quarter, including approximately $0.7 million of costs related to the Mastering Computers merger and related organizational realignment. For the 1997 Quarter general and administrative expenses were approximately $1.4 million.

DEPRECIATION

Depreciation and amortization was approximately $0.1 million during the 1996 Quarter. For the 1997 Quarter, depreciation and amortization expense was approximately $0.3 million. The increase in depreciation and amortization expense reflects the significant investment the Company has made in its computer equipment, telephone systems and office equipment over the past year.

OTHER INCOME

Interest income and expense are included in other income. Other income of approximately $0.5 million for the 1996 Quarter and approximately $0.4 million for the 1997 Quarter primarily represents interest income which was the result of investing the proceeds from the Company's initial public offering.

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

REVENUE

Revenue for the nine months ended September 30, 1996 was approximately $12.5 million. Revenue for the nine months ended September 30, 1997 was approximately $29.6 million, or a 137% increase over the nine months ended September 30, 1996. The growth in training products revenue from the first nine months of 1996 to the first nine months of 1997 was primarily the result of the increase in the average price of seminars offered, the number and types of seminars provided and the number of attendees. The number of customers trained through seminars and computer-based training media increased from approximately 47,000 in the first nine months of 1996 to 73,000 in the first nine months of 1997.

COST OF REVENUE

The Company's cost of revenue for the first nine months of 1996 was approximately $3.0 million. The Company's cost of revenue for the first nine months of 1997 was approximately $8.7 million. During 1997, costs increased particularly in labor and related benefits, seminar facilities and seminar travel primarily due to the continued growth of the Company's business and corresponding increase in personnel.

MARKETING AND SELLING

Marketing and selling costs are primarily comprised of salaries, commissions and benefits, travel and direct mail costs. Marketing and selling expenses of approximately $6.4 million for the first nine months of 1996 were primarily related to the continued development of the Company. For the first nine months of 1997 marketing and selling expenses were approximately $12.6 million. The increase from 1996 to 1997 was primarily due to the continued growth of the Company's telesales division and the corresponding increase in personnel and for costs associated with direct mail campaigns.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs for the accounting, legal, information systems, customer service and human resource functions, as well as costs related to some senior executives of the Company. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. For the nine months ended September 30, 1996, general and administrative expenses were approximately $4.4 million including approximately $0.7 million of costs related to the Mastering Computers merger and related organizational realignment.

During the first nine months of 1997, general and administrative expenses were approximately $4.8 million. The increase in general and administrative expenses from the first nine months of 1996 to the first nine months of 1997 was primarily due to the growth of the Company's business and the corresponding increase in the number of executive and administrative personnel and the number of offices.

DEPRECIATION

Depreciation and amortization expense was approximately $0.2 million during the first nine months of 1996. For the first nine months of 1997, depreciation and amortization expense was approximately $0.6 million. The increase in depreciation and amortization expense reflects the significant investment the Company has made in its computer equipment, telephone systems and office equipment over the past year.

OTHER INCOME

Interest income and expense are included in other income. Other income of approximately $1.2 million for the first nine months of 1996 and approximately $1.3 million for the first nine months of 1997 primarily represents interest income which was the result of investing the proceeds from the Company's initial public offering.

DISCONTINUED OPERATIONS

On September 26, 1997, the Company sold the assets of its interactive business segment for $13.5 million in cash and the right to future payments contingent on the segment's future earnings. As a result, the operations from the interactive segment have been accounted for as a discontinued operation. The custom interactive development business segment developed and created interactive solutions that assist companies with corporate communications. Revenue for the interactive business segment for the nine months ended September 30, 1996 and 1997 was approximately $11.1 million and $13.0 million, respectively. Net loss for the interactive business segment for the nine months ended September 30, 1996 and 1997 was approximately $3.5 million and $5.0 million, respectively. The net loss for the nine months ended September 30, 1996 includes approximately $.5 million of costs relating to the Graphic Media, Inc. merger. The net loss for the nine months ended September 30, 1997 includes approximately $1.5 million of costs related to the sale and organizational realignment of the custom interactive development segment.

On September 16, 1997, the Company sold the assets of its outdoor media segment for approximately $4.0 million in cash and approximately $0.6 million in notes receivable of which the Company has established a reserve of approximately $0.2 million. As a result, the operations from the outdoor media segment have been accounted for as a discontinued operation. The outdoor media business segment offers traditional outdoor media advertising at United States ski resorts. Revenue for the outdoor media business segment for the nine months ended September 30, 1996 and 1997 was approximately $2.6 million and $2.1 million, respectively. Net income for the outdoor segment for the nine months ended September 30, 1996 was approximately $0.3 million. Net loss for the outdoor segment for the nine months ended September 30, 1997 was approximately $0.2 million, including approximately $0.2 million of costs related to the sale.

INCOME TAXES

During 1996, the Company recorded an income tax benefit created by 1995 and 1996 operating losses and as of December 31, 1996 had recorded a deferred tax asset of approximately $2.3 million. During the first nine months of 1997, the Company recorded an approximate $1.5 million tax provision from continuing operations and an approximate $0.9 million tax benefit from discontinued operations. In addition, during the first nine months of 1997, the Company recorded a $0.5 million deferred tax asset resulting from the exercise of non-qualified stock options by employees. At September 30, 1997, in accordance with the provisions of SFAS 109, management has determined that it is more likely than not that the deferred tax asset of approximately $2.2 million will be realized in the future based on taxable income generated by current and future years operations.

The Company bases its determination on the significant growth that has occurred in its IT training business during 1996 and 1997. The Company's revenue from continuing operations increased from $12.5 million for the nine months ended September 30, 1996 to $29.6 million for the nine months ended September 30, 1997, representing a 137% increase in revenue. In addition, the Company had loss from continuing operations before tax of $0.3 million for the nine months ended September 30, 1996 compared to income from continuing operations before tax of $4.1 million for the nine months ended September 30, 1997. Based on its projections, the Company's management believes that profitable operations will be sustained in future periods. Based on the above results and management's expectations relating to its current business model and forecasts, it is management's belief that it is more likely than not that the net deferred tax asset at September 30, 1997 will be realized through the generation of future taxable income.

Historically, the Company's net loss before taxes has approximated its taxable loss. The Company's deferred income taxes result primarily from net operating loss carryforwards ("NOLs"), the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, and certain amounts accrued for book purposes which are not deductible for income tax purposes until paid. The Company has tax NOLs totaling approximately $6.2 million, which expire in 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by the Company's operating activities was approximately $7.6 million for the first nine months of 1996. For the first nine months of 1997, approximately $1.1 million of cash was provided by operations. Cash used in investment activities was approximately $5.9 million for the first nine months of 1996 related primarily to purchases of property and equipment and to the staffing growth and office space expansion. Cash provided by investment activities was approximately $13.7 million for the first nine months of 1997, related primarily to the sale of the outdoor media and interactive business segment assets. Cash flows from financing activities were approximately $46.2 million and $.8 million in the first nine months of 1996 and the first nine months of 1997, respectively. The cash inflow from financing activities for the first nine months of 1996 reflects the completion of the Company's initial public offering of common stock. Discontinued operations have not been segregated in the cash flow information included in the consolidated historical financial information.

As of September 30, 1997, the Company had approximately $49.6 million of cash and cash equivalents which the Company believes will be sufficient to meet its currently anticipated cash needs for working capital, capital expenditures and funds required to make acquisitions, if any, for the next twelve months and the foreseeable future. During 1997, the Company entered into a lease for approximately 54,000 square feet in a building being constructed in Scottsdale, Arizona. This new space will allow the Company to consolidate its existing staff currently located in two buildings in Scottsdale to one new location and will allow the Company to expand its staff as necessary. The Company expects to complete its move by the first quarter of 1998. In October 1997, the Company purchased a parcel of land for approximately $1.4 million located adjacent to the new building. In addition, the Company expects to purchase approximately $4.5 million of software and equipment in the fourth quarter of 1997 and first and second quarters of 1998 relating to a new sales force automation system.

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

                                   EAGLE RIVER INTERACTIVE, INC.

Date: November 14, 1997

                                   /s/ TERENCE M. GRAUNKE
                                   -----------------------------
                                   Terence M. Graunke
                                   Chairman, President and Chief
                                   Executive Officer

Date: November 14, 1997

                                   /s/ MARC PINTO
                                   -----------------------------
                                   Marc Pinto
                                   Executive Vice President,
                                   Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                             Description
-------                            -----------
  11                     Statement Regarding Computation of Per Share Earnings
  27                     Financial Data Schedule