Form 10-K
period 1997-12-31
MASTERING INC
filed 1998-03-20
CIK 1006638

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to _________.

                         Commission File Number 0-28004

                                 ---------------

                                 Mastering, Inc.
                    (Formerly Eagle River Interactive, Inc.)
             (Exact name of Registrant as specified in its charter)

          Delaware                                              84-1320277
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                     9201 East Mountain View Rd., Suite 200
                              Scottsdale, AZ 85258
               (Address of principal executive offices) (zip code)

                                 (602) 657-4000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                         Preferred Stock Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

    The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 19, 1998 was $66,761,801 based upon the closing price of $11 1/2 per share as reported on the Nasdaq National Market for that date.

    As of February 18, 1998, there were 13,738,832 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive Proxy Statement (the "Proxy Statement") pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997 and to distribute such Proxy Statement to its stockholders in conjunction with the registrant's annual meeting to be held in 1998. PART III of this report incorporates by reference certain portions of the Proxy Statement, as indicated herein.

================================================================================

                                 MASTERING, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1997

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I
  Item 1.     Business....................................................................      4
  Item 2.     Properties..................................................................      7
  Item 3.     Legal Proceedings...........................................................      7
  Item 4.     Submission of Matters to a Vote of Security Holders.........................      8
  Item 4a.    Executive Officers of the Registrant........................................      8
PART II
  Item 5.     Market for the Company's Common Stock and Related
              Stockholder Matters.........................................................      9
  Item 6.     Selected Financial Data.....................................................      9
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................     10
  Item 8.     Financial Statements and Supplementary Data.................................     18
  Item 9.     Changes in and Disagreements with Independent Auditors on
              Accounting and Financial Disclosure.........................................     18
PART III
  Item 10.    Directors and Executive Officers............................................     18
  Item 11.    Executive Compensation......................................................     18
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................................     18
  Item 13.    Certain Relationships and Related Transactions..............................     19
PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form  8-K............     19

 Signatures   ............................................................................     21

================================================================================
                                     PART I

    Certain statements contained in this report regarding matters that are not historical facts, such as anticipated financial performance, business prospects, technological developments, new products, the sales and marketing program of the Company, as hereinafter defined, and similar matters, may be deemed to be "forward-looking" statements under the Private Securities Litigation Reform Act of 1995. A variety of factors may cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, the risks and uncertainties described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other areas of this report.

ITEM 1. BUSINESS

    Mastering, Inc. (referred to in this report as "Mastering") was incorporated under the laws of the state of Delaware in May of 1994 and was formerly known as Eagle River Interactive, Inc. Mastering, together with its subsidiaries (including its operating subsidiary, Mastering Computers, Inc.), is hereinafter referred to as the "Company."

    The Company develops and markets instructor-led training workshops and computer-based training ("CBT") products for information technology ("IT") professionals. These training products and services include instructor-led Windows NT(TM), Windows 95(TM), TCP/IP (TM), Internet Information Server(TM) and Exchange(TM) training workshops as well as Microsoft Certified Professional preparation courses and on-site workshops held at customers' facilities, CBT software covering a broad range of information technologies, other software, videos and a newsletter. The Company's CBT products are delivered using CD-ROMs, proprietary intranets, the Internet and the World Wide Web.

    The Company markets and sells its instructor-led and CBT products and services throughout the United States and in Canada, primarily through its in-house telesales organization. Training products and services are also sold to national accounts under long-term contracts, which are sold using outside salespeople. At the end of 1997, the Company began marketing its training products in Europe, with sales of instructor-led training workshops beginning in the United Kingdom during the first quarter of 1998.

    On February 18, 1998, Mastering entered into an Agreement and Plan of Merger (the "Merger Agreement"), among PLATINUM technology, inc. ("Platinum"), PT Acquisition Corporation I, a wholly owned subsidiary of Platinum ("Sub"), and Mastering, providing for the merger (the "Merger") of Sub with and into Mastering, with Mastering being the surviving corporation in the Merger.
Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, each share of Mastering's common stock will be converted into 0.448 of a share of common stock of Platinum. The Merger is expected to be completed in the second quarter of 1998 (although there can be no assurance that such transaction will be completed) and accounted for as a pooling of interests.

Dispositions

    During the year ended December 31, 1997, the Company sold its custom interactive development and outdoor media business segments. As a result, the operations from the custom interactive development and outdoor media business segments have been accounted for as discontinued operations.

    The Company approved a plan to dispose of its outdoor media business segment on May 17, 1997, and has accounted for this segment as a discontinued operation. On September 16, 1997, the Company completed the sale of the assets of its outdoor media segment for approximately $4.0 million in cash and approximately $0.6 million in notes receivable.

    The Company announced its intent to sell its interactive business segment on July 29, 1997, and has accounted for this segment as a discontinued operation. On September 26, 1997, the Company completed the sale of the assets of its interactive business segment for $13.5 million in cash and the right to future payments contingent on the segment's future earnings.

Services and Products

    The Company's principal revenues come from instructor-led training workshops and CBT products for IT professionals working in corporate environments. These training products and services include instructor-led Windows NT(TM), Windows 95(TM), TCP/IP(TM), Internet Information Server(TM) and Exchange(TM) workshops, Microsoft Certified Professional preparation courses, on-site workshops held at customers' facilities, CBT software covering a broad range of information technologies, other software, videos and a newsletter. The Company's CBT products are delivered using CD-ROMs, proprietary intranets, the Internet and the World Wide Web.

Instructor-Led Training

    The Company develops and markets instructor-led training workshops for IT professionals working in corporate environments. The workshops provide training primarily on Microsoft(TM) operating systems. The Company offers one-day and two-day training workshops as well as three-day and four-day Microsoft(TM) Certified Professional preparation courses, which it hosts in cities across the United States and in Canada, with an expansion into Europe during the first quarter of 1998. Depending on the city and the course, a workshop may be attended by as many as 500 IT professionals. The workshops are standardized, with the same courses being offered nationally and in Canada.

    Workshops are taught by instructors who are employees of the Company. When not engaged in teaching a workshop, instructors spend their time developing and updating course curriculum. The Company is a Microsoft Solutions Provider and a member of Microsoft's Training Alliance, which gives the Company early access to alpha and beta versions of selected new and updated Microsoft software. Course content and the workshops themselves continue to evolve due to software upgrades and enhancements and the introduction of new software, giving the Company continuing revenue opportunities as IT professionals continue to take courses to stay updated on the technology they support. As such, the Company's revenue is significantly dependent on the introduction of new software and updates to existing software. A decrease in the rate of such introductions or updates could have a material adverse effect on the Company's results of operations.

Computer-Based Training

    The Company, under a licensing agreement with a third party, licenses a CBT development engine and more than 300 CBT titles, as well as most of its future releases, which cover a broad range of information technologies. The Company's CBT titles are sold to IT professionals and to end users of desk-top applications such as common word-processing and spreadsheet programs. The Company adds content to and/or enhances the user interface of many of the licensed titles. The titles are private-labeled under the "Mastering Computers" brand name. Sales of titles began in the first quarter of 1997. The initial term of the licensing agreement is for an eighteen-month period ending June 30, 1998, with two one-year renewal options exercisable by the Company. If the Company exercises its two one-year renewal options, there can be no assurance that the third party would agree to further renewal periods. Failure to renew the contract or obtain CBT products from alternate suppliers could have a material adverse effect on the Company's results of operations.

    At the end of 1997, the Company introduced its Knowledge Track(TM) line of CBT titles developed in house. This product line converts the content of the Company's instructor-led training courses into interactive CBT titles in CD-ROM format, which are sold as a complement to the instructor-led training courses and as a stand-alone training product. Because these CBT products are based on the Company's instructor-led training workshops, the content is continually evolving as the related workshop content evolves.

Customers

    In 1997, no customer accounted for 10 percent or more of the Company's revenue from continuing operations. The five largest customers, in total, accounted for 3 percent of the Company's 1997 revenue.

    The Company has provided training products and services to numerous Fortune 500 companies, other small and mid-size businesses, universities and various Federal, state and local government agencies. During 1997, the Company trained approximately 95,000 customers through instructor-led training workshops and CBT. In 1997, the organizations with the most IT professionals attending the Company's workshops were:

AT&T Corporation                        Intel Corporation
Allied Signal, Inc.                     Lockheed Martin Corporation
Blue Cross Blue Shield Association      Lucent Technologies, Inc.
The Boeing Company                      MCI Communications Corporation
Eastman Kodak Company                   Pacific Bell
Electronic Data Systems Corporation     Science Application International
General Electric Company                  Corporation
GTE Corporation                         Sprint Corporation
Hewlett-Packard Company                 Unisys Corporation
Honeywell, Inc.                         Xerox Corporation

Sales and Marketing

    At the end of 1997, the Company employed 259 people engaged in sales and marketing related activities, up from 152 at the beginning of the year. The
Company's telesales force sells all of the Company's training products and services and is also used to identify sales leads for the Company's national accounts program targeting Fortune 1000 prospects. The Company's telesales organization makes one-on-one contact with prospective customers, allowing sales representatives to develop a rapport with customers to enhance future repeat sales.

    The Company's sales effort is aided by a proprietary database of information related to more than 4 million IT professionals. In 1997, the telesales organization called most of these IT professionals.

    At the end of 1997, the Company contracted with a third-party vendor to implement a sales force automation system to significantly enhance its telesales infrastructure to assist in the gathering and more-intuitive use of information regarding IT professionals, businesses and government agencies. The Company expects this system to be fully functional by the third quarter of 1998, and it should enhance the Company's efforts to more effectively contact and develop prospective customers and coordinate sales efforts.

    The Company generally begins selling its instructor-led training workshops several months before the commencement of the workshops. This advance selling allows the Company to perform market research and allows the sales force to test new products and to gauge customer demand prior to actual product introduction. The Company also markets its products and services by distributing product information through direct mail in advance of a seminar and by advertising in technology-oriented publications.

    The Company also generates sales and sales leads through its Internet web site, where prospective customers can obtain detailed information about the Company's products and services and interactively sample the Company's CBT. The web site allows the Company to gather important demographic, professional and personal information about prospective customers using accepted web-based tracking techniques and on-line surveys. This information is used to test new products and to gauge customer demands prior to actual product introduction and to identify new sales leads.

Competition

    A shortage of IT professionals has led to the need for education on continually evolving technologies. In response, a large number of IT training programs are now offered by hardware/software vendors, systems integrators, internal training departments, technology/vocational schools and independent trainers. The training market is highly fragmented and competitive. Because of the lack of significant barriers to entry into the IT training market, the Company expects this competition to continue in the future. In addition, many of the Companies' competitors have significantly greater financial resources and are competing with the Company through the acquisition of the Company's competitors, price reductions and strategic partnerships, and the Company expects this trend to continue in the future.

    Many of the Companies' competitors have substantially greater technical, sales, marketing and name recognition than the Company. In addition, the training market is experiencing significant pricing pressure and the Company expects the pricing pressure from competitors to increase in the future. Accordingly, there can be no assurance that the Company will be able to continue to provide services and products that compare favorably with those of its competitors or that pricing pressure will not have a significant impact on the Company's results of operations.

Employees

    As of December 31, 1997, the Company had 390 employees, of which 259 were engaged in sales and marketing related activities, 49 were engaged in operations related activities, 11 were engaged in CBT-development related activities and 71 were engaged in support related activities.

    The Company expects hiring in 1998 to continue in connection with the continued expansion of its businesses. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled strategic sales and marketing personnel and instructors. Competition for such personnel is intense. The Company provides stock options to attract and retain such personnel.

    The Company expects to continue to hire additional sales and marketing personnel and instructors. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 2. PROPERTIES

    The Company leases approximately 53,500 square feet of office and administrative space in Scottsdale, Arizona in facilities housing its corporate headquarters. The lease expires in December, 2008. In addition, the Company leases approximately 3,900 square feet in Chicago, Illinois for its executive and investor-relations activities and occupies approximately 1,200 square feet in Portland, Oregon for its CBT research and development activities.

    Upon completion of tenant improvements currently underway, the Company expects to occupy an additional 5,000 square feet at the corporate headquarters. The Company currently has an obligation to lease an additional 20,000 square feet at the corporate office by December 1, 1998.

    The Company owns approximately 3.5 acres of undeveloped land located next to the Company's corporate headquarters in Scottsdale, Arizona.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various claims and lawsuits arising in the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already provided for is not likely to have a material adverse effect on the Company's annual results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages and current positions are as follows:

               Name                          Age                      Position
       ---------------------                 ---       --------------------------------------------
       Terence M. Graunke...............     38        Chairman of the Board, President and Chief
                                                       Executive Officer

       Thomas R. Graunke................     32        Executive Vice President

       Marc Pinto.......................     37        Executive Vice President and Chief Financial
                                                       Officer

       Marko A. Rukavina III ...........     31        Executive Vice President

    Terence M. Graunke founded Mastering, Inc. (f/k/a Eagle River Interactive, Inc.) in May 1994 and has served as Chairman of the Board, President and Chief Executive Officer since that time. From December 1992 to May 1994, Mr. Graunke was President and Chief Executive Officer of Rapp Collins Communications, a direct response advertising agency, and of DDB Needham -- FOCUS GTE, a full-service agency dedicated to GTE. From December 1990 to December 1992, Mr. Graunke served as Chairman of the Board, President and Chief Executive Officer of US Communications Corporation, a marketing communications agency which was sold to Omnicom Group, Inc. in 1992. Throughout the 1980s, Mr. Graunke managed Unispond, a direct marketing agency, where he served as Chief Executive Officer from 1986 to 1989. In 1990, he acquired Unispond, which later merged operations with US Communications. The combined entity was renamed US Communications. Mr. Graunke is the brother of Thomas R. Graunke.

    Thomas R. Graunke has been Executive Vice President of the Company since August 1996. Prior to joining the Company he was President of Mastering Computers, Inc., an instructor-led Microsoft Windows(TM) training company, since its inception in 1988. In July 1996, Mastering Computers, Inc. merged with a wholly owned subsidiary of Mastering, Inc. (then known as Eagle River Interactive, Inc.) to broaden its opportunities in the training area. Mr. Graunke is the brother of Terence M. Graunke.

    Marc Pinto has been Executive Vice President and Chief Financial Officer of the Company since December 1995. From July 1983 to December 1995, Mr. Pinto was associated with Arthur Andersen LLP, where he served as a Partner from September 1995 until December 1995, as a Senior Tax Manager from September 1991 until September 1995 and as a Tax Manager from July 1987 until September 1991.

    Marko A. Rukavina III has been an Executive Vice President of the Company in the operations and product-development area since mid 1997, and before that a Senior Vice president with the Company since August 1996. Prior to joining the Company he was Senior Vice President of Mastering Computers, Inc., an instructor-led Microsoft Windows(TM) training company, since 1992.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MASC". The table below sets forth for the periods indicated the range of high and low sales prices for the Common Stock as reported by the Nasdaq National Market.

                                                                                High         Low
                                                                             ----------   ---------
Fiscal Year Ended December 31, 1996
  First Quarter (Initial Public Offering March 21, 1996)...............      $   14 3/4   $  13
  Second Quarter.......................................................      $   22 1/8   $  13 1/8
  Third Quarter........................................................      $   19 1/2   $   8 5/8
  Fourth Quarter.......................................................      $   10 3/4   $   5 1/2


                                                                                High        Low
                                                                             ----------   ---------
Fiscal Year Ended December 31, 1997
  First Quarter .......................................................      $   13 3/4 $   7 1/8
  Second Quarter.......................................................      $   11 1/2 $   6 3/4
  Third Quarter........................................................      $   11 1/4 $   7 1/4
  Fourth Quarter.......................................................      $   10 3/4 $   8


    As of February 6, 1998, there were 221 holders of record of the Company's Common Stock.

    The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain available funds from earnings, if any, for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

    Mastering completed an initial public offering of its Common Stock in March of 1996. The registration statement on Form S-1 (Commission File No. 333-702) relating to Mastering's initial public offering became effective on March 21, 1996. Mastering has used the proceeds from such initial public offering for working capital and general corporate purposes, which is consistent with its original stated intent.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per-share data)

    The following table sets forth selected historical financial data for the Company for each of the five years in the period ended December 31, 1997, which data has been derived from the Company's audited consolidated financial statements. Such selected historical financial data should be read in conjunction with the audited consolidated financial statements, including the notes thereto.

                                                                      Year Ended December 31, (b)
                                                 ---------------------------------------------------------------------
                                                    1997             1996              1995         1994        1993
                                                 -----------      ----------        ----------   ----------   --------
    Income Statement Data:
    Revenue....................................   $   40,966        $ 21,018         $ 10,168     $  6,787    $  3,895
    Operating expenses.........................       37,149          21,574            9,720        6,567       4,156
    Income (loss) from continuing operations           3,606             520              518          203        (264)
    Income  from continuing operations per
      share - Basic (a)........................   $      .27        $    .04(c)
                                                  ==========        ========
    Weighted average shares outstanding at year
      end (a)..................................       13,535          12,286(c)
                                                  ==========        ========
                                                                             As of December 31,(b)
                                                 ---------------------------------------------------------------------
                                                    1997             1996              1995         1994        1993
                                                  --------        --------           --------     ---------    --------
    Balance Sheet Data:                                                                                        (unaudited)
    Total assets..............................    $   64,319        $ 54,348         $  5,481     $  1,669    $  2,338
    Total long-term liabilities...............    $      255        $    181         $   --       $    928    $   --
    Mandatorily redeemable convertible
     preferred stock..........................    $     --          $   --           $  6,898     $   --      $   --
    Total stockholders' equity (deficit)......    $   55,231        $ 49,914         $ (3,542)    $   (705)   $     (4)

----------

 (a) Historical income from continuing operations per share is not presented for periods prior to 1996 as it is not considered relevant given the Company's initial public offering in 1996, which resulted in significant changes to the Company's capital structure. Share and per share amounts for 1996 assume the conversion of the preferred stock on January 1, 1996 rather than the date of the initial public offering.
 (b) All amounts have been restated to reflect the disposition of the interactive and outdoor media business segments which occurred in 1997 and to reflect their treatment as discontinued operations for accounting purposes.
 (c) Income from continuing operations per share and weighted average shares outstanding at year end for 1996 are unaudited and pro forma.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The  following   discussion  of  the  financial  condition  and  results  of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in this report.

Overview

    The Company develops and markets instructor-led training workshops and CBT products primarily for IT professionals. These training products and services include instructor-led Windows NT(TM), Windows 95(TM), TCP/IP(TM), Internet Information Server(TM) and Exchange(TM) training workshops as well as Microsoft Certified Professional preparation courses, on-site workshops held at customers' facilities, CBT software covering a broad range of information technologies, other software, videos and a newsletter. The Company's CBT products are delivered using CD-ROMs, proprietary intranets, the Internet and the World Wide Web.

    The Company markets and sells its instructor-led and CBT products and services throughout the United States and in Canada, primarily through its in-house telesales organization. Training products and services are also sold to national accounts under long-term contracts, which are sold using outside salespeople. At the end of 1997, the Company began marketing its training products in Europe, with sales of instructor-led training workshops beginning in the United Kingdom during the first quarter of 1998.

Dispositions

    The Company approved a plan to dispose of its outdoor media business segment on May 17, 1997. On September 16, 1997, the Company sold the assets of its outdoor media segment for approximately $4.0 million in cash and approximately $0.6 million in notes receivables.

    The Company announced a plan to sell its interactive business segment on July 29, 1997. On September 26, 1997, the Company sold the assets of its interactive business segment for $13.5 million in cash and the right to future payments contingent on the segment's future earnings.

Mergers

    On February 18, 1998, Mastering entered into an Agreement and Plan of Merger (the "Merger Agreement"), among PLATINUM technology, inc. ("Platinum"), PT Acquisition Corporation I, a wholly owned subsidiary of Platinum ("Sub"), and Mastering, providing for the merger (the "Merger") of Sub with and into Mastering, with Mastering being the surviving corporation in the Merger.
Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, each share of Mastering's common stock will be converted into 0.448 of a share of common stock of Platinum. The Merger is expected to be completed in the second quarter of 1998 (although there can be no assurance that such transaction will be completed) and accounted for as a pooling of interests.

General

    The Company generates revenue from sales of training products and services, which consist primarily of instructor-led seminars on Microsoft Windows(TM) operating systems and other IT topics, instructor-led Microsoft Certified Professional preparation courses, on-site workshops, CBT software covering a broad range of information technologies, other software, videos and a newsletter. Revenue from seminars is generally collected in advance and deferred and is recognized upon commencement of a seminar or a series of seminars in a given city. In connection with certain seminar offerings, the Company also provides its customers with course materials in advance of a seminar, in which case it recognizes revenue for the value of the materials upon shipping the materials and the remainder of the revenue upon commencement of the related seminar or series of seminars. Other product revenue is generally recognized when the products are shipped to the customer. Failure to increase the Company's existing training revenue in an efficient manner could have a material adverse effect on the Company's business, results of operations and financial condition.

    Costs related to conducting training seminars consist primarily of salary and related benefits for speakers and seminar personnel, rental of seminar facilities and materials provided to seminar participants, some of which is deferred until seminar commencement. Costs related to CBT products include royalties paid to a third-party licensor and costs to duplicate and ship the CBT product. Failure to increase sales and related infrastructure in an efficient manner could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that the Company's revenues will continue to grow at a rate that will support its increasing expense levels.

Annual Results of Operations

The following table sets forth, for the years indicated, certain items from the Company's statements of operations expressed as a percentage of revenues and percentage change in the dollar amount of such items compared to the prior year. All amounts have been restated to reflect the disposition of the interactive and outdoor media business segments which occurred in 1997.

                                                                                                Percentage Increase
                                                             Percentage of Revenues                 (Decrease)
                                                             Year Ended December 31,               Year to Year
                                                        --------------------------------      -----------------------
                                                         1997         1996        1995        1996:1997     1995:1996
                                                        -------      -------     -------      ---------     ---------
Revenue.....................................              100.0%       100.0%      100.0%         94.9%        106.7%
Cost of revenue.............................               29.3%        25.2%       32.5%        126.4%         60.3%
Marketing and selling expenses..............               43.4%        44.3%       42.6%         91.1%        115.0%
General and administrative expenses.........               15.5%        32.0%       19.8%         (5.6)%       233.2%
Depreciation and amortization...............                2.5%         1.2%        0.7%        307.9%        256.3%
                                                        -------      -------     -------
Net operating income (loss).................                9.3%        (2.7%)       4.4%
Interest income and other, net..............                4.6%         7.3%        0.7%
                                                        -------      -------     -------
Income  from continuing operations before
  income taxes..............................               13.9%         4.6%        5.1%
Tax provision...............................               (5.1)%       (2.2%)       0.0%
                                                        --------     -------     -------
Income from continuing operations...........                8.8%         2.4%        5.1%
                                                      ==========   ==========  ==========

Year Ended December 31, 1996 Compared to Year Ended December 31, 1997

Revenue

    Revenue for 1996 was approximately $21.0 million compared to revenue for 1997 of approximately $41.0 million, or a 94.9% increase over the prior year. The growth from 1996 to 1997 was a result of the increase in the number and types of seminars hosted, the addition of higher-priced product offerings and an increase in the average price charged for the seminars along with the introduction in 1997 of CBT products.

    During 1997 the Company launched new instructor-led topics as well as certification preparation courses. The Company's average prices increased for all topics during 1997; however, there can be no assurance that average selling prices will continue to increase or that products will not experience increased pricing pressure in the future. An increase in pricing pressure or the inability to continue increasing workshop prices could adversely affect the Company's results of operations.

    The number of customers trained through seminars and CBT media increased approximately 40% from approximately 68,000 in 1996 to approximately 95,000 in 1997. Seminars hosted increased from approximately 300 in 1996 to over 800 in 1997. There can be no assurance that the number of customers trained or the number of seminars held will continue to increase. A reduction in the rate of growth of, or a decrease in, customers trained, seminars hosted or the average price paid per customer could adversely affect the Company's results of operations.

    The Company's results of operations are affected by a wide variety of other factors that could adversely impact its revenue and profitability, many of which are beyond the Company's control. These factors include, but are not limited to, the Company's ability to design and introduce new products on a timely basis, market acceptance of products, customer order patterns, the timing of product releases from Microsoft, changes in products and services mix, product performance, obsolescence, returns, technological changes, competition and competitive pressures on pricing.

Cost of Revenue

    Cost of Revenue expenses are primarily comprised of salaries, royalties, CBT duplication and shipping, room and related seminar-coordination costs and travel. Cost of Revenue for 1996 was approximately $5.3 million compared to approximately $12.0 million in 1997. The Company's cost of revenue, as a percentage of revenue, for 1996 and 1997 was approximately 25.2% and 29.3%, respectively. The increase reflects the significant investment the Company made in developing its infrastructure. Employees engaged in operations related activities increased from 29 at the end of 1996 to 49 at the end of 1997.

Marketing and Selling Expenses

    Marketing and selling expenses are primarily comprised of salaries, commissions and benefits, direct mail and travel costs. Marketing and selling expenses, as a percentage of revenue, for 1996 and 1997 were approximately 44.3% and 43.4%, respectively. Marketing and selling expenses for 1996 were approximately $9.3 million compared to approximately $17.8 million in 1997. The increase from 1996 to 1997 was primarily due to the continued growth of the Company's telesales organization and the corresponding increase in marketing and selling personnel and costs associated with direct-mail campaigns. Marketing and selling headcount increased from 152 at the end of 1996 to 259 at the end of 1997. The Company expects to increase marketing and selling expenses in the future to support expansion of its marketing and sales efforts.

General and Administrative Expenses

    General and administrative expenses include costs for the accounting, registration, legal, information systems and human resource functions, as well as costs related to some senior executives of the Company. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses for 1996 were approximately $6.7 million compared to $6.3 million in 1997, representing a 5.6% decrease. The $6.7 million in 1996 includes approximately $0.7 million of costs related to the Company's acquisition of Mastering Computers, Inc. and related organizational realignment. General and administrative expenses, as a percentage of revenue, for 1996 and 1997 were approximately 32.0% and 15.5%, respectively. The Company believes that the infrastructure in place at December 31, 1997 is substantially sufficient to support the level of operations expected for 1998. General and administrative headcount increased from 57 at the end of 1996 to 71 at the end of 1997.

Depreciation and Amortization

    Depreciation and amortization expense for 1996 was approximately $0.3 million compared to $1.0 million for 1997. Depreciation and amortization expense, as a percentage of revenue, for 1996 and 1997 was approximately 1.2% and 2.5%, respectively. The increase is primarily related to the significant investment the Company has made in its computer equipment, leasehold improvements and office equipment during 1997.

Interest Income and Other, net

    Interest Income and Other of approximately $1.5 million and $1.9 million for 1996 and 1997, respectively, primarily represents interest income on the investment of the Company's proceeds from its 1996 initial public offering and proceeds from the 1997 sale of its outdoor media and interactive business segments.

Income Taxes

    During 1996, the Company recorded an income tax benefit for the deferred income tax asset created by 1995 and 1996 operating losses. Such losses resulted in a deferred tax asset at December 31, 1996 of approximately $2.3 million.

    During 1997, the Company recorded an approximately $2.1 million tax provision from continuing operations and an approximate $0.8 million tax benefit from discontinued operations. In addition, during 1997, the Company recorded a $1.2 million deferred tax asset resulting from the exercise of non-qualified stock options by employees. At December 31, 1997, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, management has determined that it is more likely than not that the net deferred tax asset of approximately $2.4 million as of December 31, 1997 will be realized.

    The Company bases its determination on the significant growth that has occurred in its IT training business during 1996 and 1997. The Company's revenue increased from $21 million in 1996 to $41 million in 1997, a 95% increase. Income from continuing operations for 1996 was $0.5 million which increased to $3.6 million in 1997, a 620% increase. Based on its projections, the Company's management believes that profitable operations will be sustained in future periods. However, no assurance can be given that such profitable operations will in fact be sustained.

    The Company's deferred income taxes result primarily from a net operating loss carryforward ("NOL"), the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, and certain accrued expenses which are not deductible for income tax purposes until paid. As of December 31, 1997, the Company had a tax NOL of approximately $6.0 million, which expires in 2011.

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

Discontinued Operations

    The Company approved a plan to dispose of its outdoor media business segment on May 17, 1997. On September 16, 1997, the Company sold the assets of its outdoor media business segment for approximately $4.0 million in cash and approximately $0.6 million in notes receivable. As a result, the operations of the outdoor media business segment have been accounted for as a discontinued operation using a measurement date of May 17, 1997. The outdoor media business segment offered traditional outdoor media advertising at United States ski resorts. Revenue for the outdoor media business segment for 1996 and 1997 was approximately $3.9 million and $2.1 million, respectively. Net income (loss) for the outdoor media segment for 1997 and 1996 was approximately ($0.2) million and $0.6 million, respectively. The 1997 amount includes approximately $0.2 million of costs related to the sale.

    The Company announced its intent to sell its interactive business segment on July 29, 1997. On September 26, 1997, the Company sold the assets of its interactive business segment for $13.5 million in cash and the right to future payments contingent on the segment's future earnings. As a result, the operations of the interactive segment have been accounted for as a discontinued operation using a measurement date of July 28, 1997. The interactive business segment developed and created interactive solutions that assist companies with corporate communications. Revenue for the interactive business segment for 1996 and 1997 was approximately $14.3 million and $13.0 million, respectively. Net loss for the interactive business segment for 1996 and 1997 was approximately $4.1 million and $5.1 million, respectively. The net loss for 1996 includes approximately $0.5 million of costs related to the 1996 acquisition of Graphic Media, Inc.

The net loss for 1997 includes approximately $1.5 million of costs related to organizational realignment and sale of the interactive business segment.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1996

Revenue

    Revenue for 1995 was approximately $10.2 million compared to revenue for 1996 of approximately $21.0 million, or a 106.7% increase over the prior year. The growth from 1995 to 1996 was a result of the increase in the number of seminars hosted, the average number of attendees per seminar and the average price charged for the seminars. The number of customers trained increased approximately 55% from approximately 44,000 in 1995 to approximately 68,000 in 1996. Seminars hosted increased from approximately 235 in 1995 to approximately 300 in 1996.

Cost of Revenue

    Cost of revenue, as a percentage of revenue, for 1995 and 1996 was approximately 32.5% and 25.2%, respectively. Cost of revenue was approximately $3.3 million in 1995 compared to $5.3 million in 1996. The increase in costs for 1996 is due to the Company's continued development of its business and is consistent with its revenue growth. During 1996, the Company made substantial investments in its operating infrastructure, particularly in salary and related benefits.

Marketing and Selling Expenses

    Marketing and selling expenses, as a percentage of revenue, for 1995 and 1996 were approximately 42.6% and 44.3%, respectively. Marketing and selling expenses are primarily comprised of salaries, commissions and benefits, travel and marketing program costs. Marketing and selling expenses were approximately $4.3 million in 1995 compared to $9.3 million in 1996. The increase in costs from 1995 to 1996 was primarily due to the continued growth of the Company's business and the corresponding increase in personnel.

General and Administrative Expenses

    General and administrative expenses include costs for the accounting, registration, legal, information systems and human resource functions, as well as costs related to some senior executives of the Company. These costs are primarily comprised of salaries and benefits, travel and occupancy costs. General and administrative expenses, as a percentage of revenue, for 1995 and 1996 were approximately 19.8% and 32.0%, respectively. General and administrative expenses for 1995 were approximately $2.0 million compared to $6.7 million in 1996. For 1996 general and administrative expenses include approximately $0.7 million of costs related to Mastering, Inc.'s acquisition of Mastering Computers, Inc. and related organization realignment. In addition, the increase from 1995 to 1996 is due to the growth of the Company's business and development of its infrastructure and the corresponding increase in the number of executive and administrative personnel.

Depreciation and Amortization

    Depreciation and amortization expense for 1995 was $0.1 million compared to $0.3 million in 1996. Depreciation and amortization expense, as a percentage of revenue, for 1995 and 1996 was approximately 0.7% and 1.2%, respectively.

Interest Income and Other, net

    Interest Income and Other of approximately $0.1 million and $1.5 million for 1995 and 1996, respectively, primarily represents interest income. The increase from 1995 to 1996 represents additional interest income on the investment of the Company's proceeds from its initial public offering in 1996.

Income Taxes

    During 1996 the Company recorded an income tax benefit of approximately $2.3 million. In accordance with the provisions of SFAS No. 109, management of the Company determined it was more likely than not that the $2.3 million net deferred tax asset as of December 31, 1996, would be realized through future taxable income generated by the Company.

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

Quarterly Results (dollars in thousands) and Seasonality

The following table sets forth certain unaudited statement of operations data for each of the Company's last eight quarters and, in the opinion of management of the Company, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. All amounts have been restated to reflect the disposition of the interactive and outdoor media business segments which occurred in 1997. The operating results for any quarter are not necessarily indicative of results for any future periods.

                                        1996-- Three Months Ended                     1997-- Three Months Ended
                              --------------------------------------------- ----------------------------------------------
                               March 31     June 30     Sept 30    Dec 31    March 31     June 30      Sept 30     Dec 31
                              ----------  ----------  ---------- ---------- ----------  ----------   ----------  ---------
Revenue....................     $2,755      $ 3,999     $ 5,747    $ 8,517    $8,862    $  9,842     $ 10,876     $ 11,386
                                ------      -------     -------    -------    ------    --------     --------     --------
Expenses:
  Cost of revenue..........        777          915       1,357      2,247     2,578       2,894        3,178        3,342
  Marketing    and   selling     1,859        2,129       2,567      2,749     3,384       4,295        4,944        5,155
expenses...................
  General and
    administrative expenses        289        1,564       2,322      2,546     1,884       1,560        1,391        1,512
  Depreciation and
    amortization...........         25           47          89         92       150         221          275          386
                                ------      -------     -------    -------    ------    --------     --------     --------
Total operating expenses...      2,950        4,655       6,335      7,634     7,996       8,970        9,788       10,395
                                ------      -------     -------    -------    ------    --------     --------     --------
    Net   operating   income      (195)        (656)       (588)       883       866         872        1,088          991
(loss) ....................
Interest  income  and other,
net .......................         59          579         525        374       420         435          429          586
                                ------      -------     -------    -------    ------    --------     --------     --------
Income (loss) from continuing
  operations before income
  taxes....................       (136)         (77)        (63)     1,257     1,286       1,307        1,517        1,577
Tax benefit (provision)....          -          (79)        102       (484)     (478)       (457)        (531)        (615)
                                ------      --------    -------    --------   -------   ---------    ---------    --------
Income (loss) from
  continuing operations....       (136)        (156)         39        773       808         850          986          962
Discontinued operations, net        35         (475)     (2,875)       (97)      199       (1477)         253            -
                                ------      --------    --------   --------   ------    ---------    --------     --------
Net income (loss)..........     $ (101)     $  (631)    $(2,836)   $   676    $1,007    $   (627)    $  1,239     $    962
                                =======     ========    =======    =======    ======    =========    ========     ========

    The Company's quarterly operating results may fluctuate due to a variety of factors, including but not limited to, the addition or loss of a major customer, the relative mix of higher- and lower-margin products and services, changes in pricing strategies, costs relating to the expansion of operations, the costs of acquisitions, capital expenditures, the hiring or loss of personnel, the opening or closing of offices, fluctuations in the number of seminars or the number of persons attending seminars and other factors that are outside the Company's control.

    The Company is subject to seasonal revenue fluctuations due to the impact of holidays on the Company's ability to sell its products and services and conduct its workshops. The Company experiences two to three weeks of reduced sales productivity in its fourth quarter surrounding Thanksgiving and the December holiday season, when both Company employees and potential customers often take vacation. Since at that time the Company is typically selling workshops to be held in its first quarter, this reduced productivity affects first-quarter revenue. Similarly, the Company hosts few, if any, workshops during these holiday weeks, which affects fourth-quarter revenue. The reduced sales productivity also affects fourth-quarter CBT sales, which are typically shipped and recognized as revenue in the fourth quarter. These seasonal trends have in the past caused, and in the future could cause, revenues in the first and fourth quarters of a year to be less, perhaps substantially so, than revenues for the second and third quarters or to grow less rapidly than in other quarters. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

Liquidity and Capital Resources

    The following discussion of liquidity and capital resources includes the impact of discontinued operations in the cash flow amounts, which is consistent with the presentation in the Company's consolidated statements of cash flows. Net cash used in operations for 1996 was approximately $8.0 million and largely reflects the investment made by the Company to grow its operating infrastructure. Net cash provided by operations for 1997 was approximately $4.1 million and includes an increase in accounts payable largely related to the sales force automation system. Net cash used in investing activities was approximately $31.2 million for 1996 related primarily to investments made from the proceeds of the Company's initial public offering and the purchase of property and equipment. Net cash provided by investing activities was approximately $4.2 million for 1997 related to the proceeds received from the sale of the interactive and outdoor media business segments offset by the purchase of property and equipment and investments made in long-term U.S. government backed securities. Purchases of property and equipment in 1996 and 1997 were due to the Company's rapid staffing growth and related office space expansion. Cash flows provided by financing activities were approximately $45.6 million and $1.1 million in 1996 and 1997, respectively. The net cash inflow from financing activities in 1996 reflects the completion of the initial public offering of the Company's Common Stock. The net cash inflow from financing activities for 1997 reflects the proceeds realized by the Company upon the exercise of stock options by employees and the purchase of stock through the employee stock purchase plan.

    As of December 31, 1997, the Company had approximately $27.9 million of cash, cash equivalents and short-term investments, which the Company believes will be sufficient to meet its currently anticipated cash needs for working capital, capital expenditures and funds required to make acquisitions, if any, for the next twelve months and the foreseeable future.

Year 2000

    The Company has assessed and continues to assess the impact the Year 2000 issue will have on its reporting systems and operations. The Company has determined that its operating and financial software systems (including its new sales force automation system) will be Year 2000 compliant through the release of updated software versions. The Company will test the new systems for Year 2000 compliance as they are released. In addition, the Company does not believe that it is substantially reliant on any one customer or supplier and therefore does not believe that the Year 2000 compliance of such companies will have a significant impact on the Company. The Company does not anticipate that the Year 2000 issue will have a significant impact on its financial position or results of operations.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosure About Segments of an Enterprise and Related Information, which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

Future Results

    This report may be deemed to contain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, risks associated with the Company's limited operating history and substantial operating losses, the expansion of the Company's business and the management of growth, dependence on key personnel, potential fluctuations in quarterly operating results, changing economic conditions, absence of long-term contracts, rapidly changing technology and the competitive environment. Certain of these risks and uncertainties are described more fully under the heading "Risk Factors" in the Company's Prospectus dated March 21, 1996, included in the Company's Registration Statement on Form S-1 (File No. 333-702).

Additional Risk Factors That Could Affect Results of Operations

    The Company's instructor-led and CBT products and services are subject to certain additional risks and uncertainties, including the need to anticipate changes in technology to create training products on a timely basis, competition from other companies with substantially greater financial, technical and other resources, relatively low barriers to entry, the growth in CBT courses offered by others, the need to restrict unauthorized use of the Company's products and protect the Company's proprietary rights, and the risk that states may seek to regulate the Company's training products as educational programs.

    The Company's results of operations are affected by a wide variety of other factors that could adversely impact its revenue and profitability, many of which are beyond the Company's control. These factors include, but are not limited to, the Company's ability to design and introduce new products on a timely basis, market acceptance of products, customer order patterns, the timing of product releases from Microsoft, changes in products and services mix, product performance, obsolescence, returns, technological changes, competition and competitive pressures on pricing.

    In addition to the other factors identified in this Annual Report on Form 10-K, the following risk factors could materially and adversely affect the Company's future results of operations and could cause actual events to differ materially from those predicted in the Company's forward-looking statements relating to its business.

Fluctuations in Results of Operations

    The Company has in the past experienced fluctuations in its quarterly results of operations and anticipates that such fluctuations will continue in the future. Although the Company's continuing opeations have been profitable in certain prior quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's results of operations may fluctuate as a result of many factors, including the addition or loss of a major customer, the relative mix of higher- and lower-margin products and services, changes in pricing strategies, costs related to the expansion of operations, the cost of acquisitions, capital expenditures, the hiring or loss of personnel, general economic conditions and the timing of product introduction, by Microsoft(TM).

    The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations.

Developing Market

    The market for IT education and training is rapidly evolving. New methods of delivering training products and services are being developed and offered in the marketplace. Many of these new training products and services will involve new and different business models. Accordingly, the Company's future success will depend upon, among other factors, the extent to which the Company is able to develop and implement products and services which address the Company's market requirements. There can be no assurance that the Company will be successful in meeting changing market needs.

Seasonality

    The Company is subject to seasonal revenue fluctuations due to the impact of holidays on the Company's ability to sell its products and services and conduct its workshops. The Company experiences two to three weeks of reduced sales productivity in its fourth quarter surrounding Thanksgiving and the December holiday season, when both Company employees and potential customers often take vacation. Since at that time the Company is typically selling workshops to be held in its first quarter, this reduced productivity affects first-quarter revenue. Similarly, the Company hosts few, if any, workshops during these holiday weeks, which affects fourth-quarter revenue. The reduced sales productivity also affects fourth-quarter CBT sales, which are typically shipped and recognized as revenue in the fourth quarter. These seasonal trends have in the past caused, and in the future could case, revenues in the first and fourth quarters of a year to be less, perhaps substantially so, than revenues for the second and third quarters or to grow less rapidly than in other quarters. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

Dependence on Key Personnel

    The Company's future success depends, in large part, on the continued service of its key management, telesales, financial, product and service development and operational personnel and on its ability to attract, motivate and retain highly qualified employees, including management personnel. In particular, the loss of certain senior management personnel or other key employees could have a material adverse effect on the Company's business and results of operations. The Company expects to continue to hire additional product and service development, sales and marketing and support staff and instructors. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product and service development efforts and future business prospects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements of the Company are listed in the Index to Financial Statements on page F-1 of this report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The information under the captions "Election of Directors to the Mastering Board" and "Mastering Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and the information set forth under Item 4a of this report are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Except for information referred to in Item 402(a)(8) of Regulation S-K, the information under the captions "Election of Directors" and "Mastering Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership of and Principal Shareholders of Mastering" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The  information  under  the  caption  "Certain  Relationships  and  Related
Transactions of Mastering" in the Proxy Statement is incorporated herein by reference."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

    The following financial statements are filed as part of this report:

    Mastering, Inc. and Subsidiaries Consolidated Financial Statements

    Report of Independent Public Accountants

    Consolidated Balance Sheets As of December 31, 1997 and 1996

    Consolidated Statements of Operations For the Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Stockholders' Equity (Deficit) For the Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows For the Years Ended December 31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

    Financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the Company's Consolidated Financial Statements and Notes thereto.

(a) (3) Exhibits

(a) The following exhibits are filed with this report or incorporated herein by reference:

         Exhibit                                        Exhibit
         Number                  ----------------------------------------------------------------
         ------
           3.1             --    Certificate of Incorporation of the Registrant(1)
           3.2             --    Bylaws of the Registrant(1)
           3.3             --    Certificate of Designation, Preferences and Rights of Series B
                                 Preferred Stock(1)
           4.1             --    Specimen Certificate for Common Stock(1) 4.2 -- Rights
                                 Agreement between the Registrant and Harris
                                 Trust and Savings Bank, as Rights Agent(1)
           4.3             --    Amendment to Rights Agreement between the Registrants and Harris
                                 Trust and Savings Bank, as Rights Agent (7)
          10.1             --    Registrant's Amended and Restated 1995 Executive Stock Option
                                 Plan(2)(5)
          10.2             --    Registrant's Amended and Restated 1995 Employee Stock Option Plan(5)
          10.3             --    Amended and Restated Employment Agreement with Terence
                                 M. Graunke(1)(2)
          10.4             --    Employment Agreement with Marc Pinto(1)(2)
          10.5             --    Form of Directorship Agreement between the Registrant
                                 and each director(1)
          10.6             --    Registrant's 401(k) Plan(1)(2)
          10.7             --    Trust  Agreement  between the Registrant and
                                 the Charles  Schwab Trust  Company  relating to
                                 the Registrant's 401(k)
                                 Plan(1)(2)
          10.8             --    Registrant's Employee Stock Purchase Plan(1)(2)
          10.9             --    Registrant's Performance Bonus Plan(1)(2)
          10.10            --    Registration Rights Agreement between the Registrant
                                 and the holders of the Registrant's Series A Preferred
                                 Stock, as amended(1)

          10.11            --    Asset Purchase Agreement by and among SkiView, Inc.,
                                 SkiView Acquisition Corp. and Allegheny Media(1)
          10.12            --    Secured Promissory Note of SkiView, Inc. in favor of
                                 Oldview, Inc.(1)
          10.13            --    Security Agreement between SkiView, Inc. and Oldview,
                                 Inc. and U.S. Communications Corporation(1)
          10.14            --    Agreement and Plan of Merger dated June 21, 1996 among
                                 Eagle River Interactive, Inc., Sushi Acquisition Corp.,
                                 Graphic Media, Inc. and Stockholders thereof(3)
          10.15            --    Stock Pledge Agreement dated June 21, 1996 by and among
                                 Lee Jacobson, Philip Meurer, E. Michael Loftus and Joseph
                                 Parker and Eagle River Interactive, Inc.(3)
          10.16            --    Registration Agreement dated June 21, 1996 between
                                 Eagle River Interactive, Inc., Philip Meurer, Joseph
                                 Parker, Lee J. Jacobson and E. Michael Loftus(3)
          10.17            --    Employment and Noncompetition Agreement dated June 21,
                                 1996 between Graphic Media, Inc. and Philip Meurer(3)(2)
          10.18            --    Agreement and Plan of Merger dated as of July 31, 1996
                                 by and among Eagle River Interactive, Inc., Ute Creek
                                 Acquisition Corp. and Mastering Computers, Inc.(4)
          10.19            --    Supplemental Agreement dated as of July 31, 1996 by and
                                 among Eagle River Interactive, Inc., Ute Creek
                                 Acquisition Corp., Mastering Computers, Inc. and Thomas R. Graunke(4)
          10.20            --    Stock Pledge  Agreement dated as of July 31,
                                 1996 between Eagle River Interactive,  Inc. and Thomas R.
                                 Graunke(4)
          10.21            --    Registration  Rights  Agreement dated as of
                                 July 31, 1996 between Eagle River  Interactive,
                                 Inc. and Thomas R. Graunke(4)
          10.22            --    Employment and Noncompetition Agreement dated as of
                                 July 31, 1996 between Eagle River Interactive, Inc. and
                                 Thomas R. Graunke(4)(2)
          10.23            --    Employment and Noncompetition Agreement dated as of December 9, 1996 between Eagle River Interactive, Inc. and Kevin J. Rowe (2)
          10.24            --    Agreement and Plan of Merger dated as of February 18, 1998 among
                                 Platinum Technology, Inc., PT Acquisition Corporation I and the
                                 Registrant (6)
          21               --    Subsidiaries of Registrant
          23               --    Consent of Arthur Andersen LLP
          24               --    Power of Attorney (contained on signature pages hereto)
          27               --    Financial Data Schedule


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

(3) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated June 21, 1996.

(4) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated July 31, 1996.

(5) Incorporated by reference to the Company's Registration Statement on Forms S-8 (File No. 333-42949)

(6) Incorporated by reference to the exhibits to the company's Current Report on Form 8-K dated February 20, 1998

(7) Incorporated by reference to the Company's Registration Statement on Form 8-A/A (File No. 0-28004)

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MASTERING, INC.
                                        (Registrant)



Date:    March 19, 1998                 By:      /s/   Marc Pinto
                                             -----------------------------------
                                                       Marc Pinto
                                                 Executive Vice President and
                                                 Chief Financial Officer

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Terence M. Graunke and Marc Pinto, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 19th day of March, 1998.

             Signature                                                          Title
------------------------------------                              ------------------------------------
/s/ Terence M. Graunke
------------------------------------                              Chairman of the Board, President
Terence M. Graunke                                                and Chief Executive Officer
                                                                  (principal executive officer)
/s/ Marc Pinto
------------------------------------                              Executive Vice President and Chief
Marc Pinto                                                        Financial Officer (principal
                                                                  financial officer)
/s/ Stephen S. Krell
------------------------------------                              Vice President of Finance (principal
Steven S. Krell                                                   accounting officer)

/s/ Paul D. Carberry
------------------------------------                              Director
Paul D. Carbery

/s/ Casey G. Cowell
------------------------------------                              Director
Casey G. Cowell

/s/ Andrew J. Filipowski
------------------------------------                              Director
Andrew J. Filipowski

/s/ Jamie Cowie
------------------------------------                              Director
Jamie Cowie

------------------------------------                              Director
Peter I. Mason

/s/ Paul G. Yovovich
------------------------------------                              Director
Paul G. Yovovich

                        MASTERING, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants                                F-2

Consolidated Balance Sheets as of
   December 31, 1997 and 1996                                           F-3

Consolidated Statements of Operations
   For the Years Ended December 31, 1997, 1996 and 1995                 F-4

Consolidated Statements of Stockholders' Equity
   (Deficit) for the Years Ended December 31, 1997, 1996 and 1995       F-5

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1997, 1996 and 1995                               F-6

Notes to Consolidated Financial Statements                              F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Mastering, Inc.:


We have audited the accompanying consolidated balance sheets of Mastering, Inc. (formerly Eagle River Interactive, Inc.), a Delaware corporation, and subsidiaries (collectively, the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity
(deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN LLP
                                        ----------------------------------------
                                        ARTHUR ANDERSEN LLP

Denver, Colorado,
   January 19, 1998.

                        MASTERING, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                  December 31,
                                                                        -------------------------------
                                                                             1997              1996
                                                                        --------------    -------------
                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $       18,379    $       9,032
   Short-term investments                                                        9,479           24,963
   Accounts receivable, net of allowance for doubtful accounts of $288
     and $184, respectively                                                      1,987            1,130
   Deferred seminar expenses                                                     2,372            1,016
   Net current assets of discontinued operations (Note 2)                           -             4,268
   Deferred tax asset (Note 9)                                                   2,025            1,592
   Other current assets                                                            442               96
                                                                        --------------    -------------

                  Total current assets                                          34,684           42,097
                                                                        --------------    -------------

PROPERTY AND EQUIPMENT:
   Land                                                                          1,450               -
   Furniture, fixtures and computer equipment                                    7,794            1,652
   Leasehold improvements                                                          533               -
                                                                        --------------    -------------
                                                                                 9,777            1,652
   Less - accumulated depreciation                                              (1,334)            (255)
                                                                        --------------    -------------

                  Net property and equipment                                     8,443            1,397
                                                                        --------------    -------------

NON-CURRENT ASSETS:
   Long-term investments (Note 4)                                               20,363               -
   Net long-term assets of discontinued operations (Note 2)                         -             9,789
   Deferred tax asset (Note 9)                                                     352              704
   Other non-current assets                                                        477              361
                                                                        --------------    -------------

                  Total non-current assets                                      21,192           10,854
                                                                        --------------    -------------

                                                                        $       64,319    $      54,348
                                                                        ==============    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $        4,616    $         898
   Accrued liabilities                                                           2,101            2,212
   Deferred revenue                                                              1,881            1,094
   Current portion capital lease obligations                                       135               36
   Other current liabilities                                                       100               13
                                                                        --------------    -------------

                  Total current liabilities                                      8,833            4,253

NON-CURRENT LIABILITIES:
   Capital lease obligations, net of current portion                               255              181
                                                                        --------------    -------------

                  Total liabilities                                              9,088            4,434
                                                                        --------------    -------------


COMMITMENTS AND CONTINGENCIES (Note 10)


STOCKHOLDERS'  EQUITY  (Notes 3, 4, 5, 7, 8 and 11):
   Common  stock $.001 par value; 30,000,000 shares authorized;
   13,703,828 and 13,356,990 shares issued and outstanding, respectively            14               13
   Unrealized gain on "Available for Sale" securities                              186               -
   Additional paid-in capital                                                   57,487           54,938
   Accumulated deficit                                                          (2,456)          (5,037)
                                                                        --------------    -------------

                  Total stockholders' equity                                    55,231           49,914
                                                                        --------------    -------------

                  Total liabilities and stockholders' equity            $       64,319    $      54,348
                                                                        ==============    =============

                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                        MASTERING, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                                       For the Years Ended December 31,
                                                               ------------------------------------------------
                                                                    1997             1996              1995
                                                               -------------     -------------    -------------
REVENUE                                                        $      40,966     $      21,018    $      10,168
                                                               -------------     -------------    -------------

OPERATING EXPENSES:
   Cost of revenue                                                    11,992             5,296            3,304
   Marketing and selling expenses                                     17,778             9,304            4,328
   General and administrative expenses                                 6,347             6,721            2,017
   Depreciation and amortization                                       1,032               253               71
                                                               -------------     -------------    -------------

                  Total operating expenses                            37,149            21,574            9,720
                                                               -------------     -------------    -------------

NET OPERATING INCOME (LOSS)                                            3,817              (556)             448
   Interest income and other, net                                      1,870             1,537               70
                                                               -------------     -------------    -------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                 5,687               981              518
   Tax provision (Note 9)                                             (2,081)             (461)              -
                                                               -------------     -------------    ------------

INCOME FROM CONTINUING OPERATIONS                                      3,606               520              518
                                                               -------------     -------------    -------------

DISCONTINUED OPERATIONS (Note 2)
   Loss from discontinued operations, net of income tax benefit
     of $1,196 and $2,721 in 1997 and 1996, respectively              (1,858)           (3,610)          (3,441)
   Gain (loss) on disposal, net of income taxes of $394
     and $40 in 1997 and 1996, respectively                              833               198             (350)
                                                               -------------     -------------    -------------

                                                                      (1,025)           (3,412)          (3,791)
                                                               -------------     -------------    -------------

NET INCOME (LOSS)                                              $       2,581     $      (2,892)   $      (3,273)
                                                               =============     =============    =============

BASIC EARNINGS (LOSS) PER SHARE (Pro forma for 1996, Note 1):
   Income from continuing operations                           $        0.27     $        0.04
   Loss from discontinued operations, net                              (0.08)            (0.28)
                                                               -------------     -------------

   Net income (loss)                                           $        0.19     $       (0.24)
                                                               =============     =============

   Weighted average shares                                        13,535,105        12,285,782
                                                               =============     =============

DILUTED EARNINGS (LOSS) PER SHARE (Pro forma for 1996, Note 1):
   Income from continuing operations                           $        0.25     $        0.04
   Loss from discontinued operations, net                              (0.07)            (0.25)
                                                               -------------     -------------

   Net income (loss)                                           $        0.18     $       (0.21)
                                                               =============     =============

   Weighted average shares                                        14,534,596        13,714,600
                                                               =============     =============

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                        MASTERING, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (dollars in thousands)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                  Series A
                                                                                 Mandatorily
                                                                                 Redeemable
                                                                                 Convertible
                                                                               Preferred Stock                Common Stock
                                                                       --------------------------    ---------------------------
                                                                          Shares          Amount          Shares         Amount
                                                                       -------------    ---------    --------------    ----------
BALANCE, December 31, 1994                                                        -     $      -          1,599,744    $       1
   Issuance of shares upon conversion of debt                                     -            -                 30           -
   Exchange ERC for ERI shares                                                    -            -          3,122,118            3
   Issuance of Series A Preferred Stock, net of issuance costs             1,342,000        6,710                -            -
   Issuance of Common Stock                                                       -            -             15,000           -
   Exercise of stock options                                                      -            -                 -            -
   Amortization of deferred compensation                                          -            -                 -            -
   Issuance of stock for technology                                               -            -            125,556            1
   Shareholder S corporation distribution                                         -            -                 -            -
   Net loss                                                                       -            -                 -            -
   Dividends accrued on Series A Preferred Stock                                  -           188                -            -
                                                                       -------------    ---------    --------------    ---------

BALANCE, December 31, 1995                                                 1,342,000        6,898         4,862,448            5
   Undistributed losses reclassified to additional paid-in
     capital due to termination of S corporation status                           -            -                 -            -
   Shareholder S corporation distributions                                        -            -                 -            -
   Dividends accrued on Series A Preferred Stock                                  -           178                -            -
   Conversion of Series A Preferred Stock                                 (1,342,000)      (7,076)        4,026,000            4
   Proceeds from initial public offering, net of underwriter
     commissions and $1,632 of offering costs                                     -            -          4,309,000            4
   Amortization of deferred compensation                                          -            -                 -            -
   Acquisition and retirement of shares from GM shareholder                       -            -                 -            -
   Issuance of Common Stock pursuant to employee stock
     purchase plan                                                                -            -             10,673           -
   Exercise of stock options                                                      -            -            148,869           -
   Issuance of stock options                                                      -            -                 -            -
   Net loss                                                                       -            -                 -            -
                                                                       -------------    ---------    --------------    ---------

BALANCE, December 31, 1996                                                        -            -         13,356,990           13
   Exercise of stock options                                                      -            -            300,503            1
   Issuance of Common Stock pursuant to employee stock
     purchase plan                                                                -            -             46,335           -
   Unrealized gain on "Available for Sale" securities                             -            -                 -            -
   Tax benefit related to exercise of non-qualified stock options                 -            -                 -            -
   Net income                                                                     -            -                 -            -
                                                                       -------------    ---------    --------------    ---------

BALANCE, December 31, 1997                                                        -     $      -         13,703,828    $      14
                                                                       =============    =========    ==============    =========

                                                                                                  Unrealized
                                                                                                    Gain on           Additional
                                                                              Deferred           "Available for         Paid-in
                                                                            Compensation         Sale" Securities       Capital
                                                                       ----------------------    ----------------    -------------
BALANCE, December 31, 1994                                                   $         -          $       -           $      17
   Issuance of shares upon conversion of debt                                          -                  -                 566
   Exchange ERC for ERI shares                                                         -                  -                  (3)
   Issuance of Series A Preferred Stock, net of issuance costs                         -                  -                (114)
   Issuance of Common Stock                                                            -                  -                  19
   Exercise of stock options                                                          (49)                -                 297
   Amortization of deferred compensation                                               31                 -                  -
   Issuance of stock for technology                                                    -                  -                 142
   Shareholder S corporation distribution                                              -                  -                  -
   Net loss                                                                            -                  -                  -
   Dividends accrued on Series A Preferred Stock                                       -                  -                (188)
                                                                             ------------         ----------          ---------

BALANCE, December 31, 1995                                                            (18)                -                 736
   Undistributed losses reclassified to additional paid-in
     capital due to termination of S corporation status                                -                  -              (3,126)
   Shareholder S corporation distributions                                             -                  -                (138)
   Dividends accrued on Series A Preferred Stock                                       -                  -                (178)
   Conversion of Series A Preferred Stock                                              -                  -               7,072
   Proceeds from initial public offering, net of underwriter
     commissions and $1,632 of offering costs                                          -                  -              50,459
   Amortization of deferred compensation                                               18                 -                  -
   Acquisition and retirement of shares from GM shareholder                            -                  -                (352)
   Issuance of Common Stock pursuant to employee stock
     purchase plan                                                                     -                  -                  54
   Exercise of stock options                                                           -                  -                 261
   Issuance of stock options                                                           -                  -                 150
   Net loss                                                                            -                  -                  -
                                                                             ------------         ----------          ---------

BALANCE, December 31, 1996                                                             -                  -              54,938
   Exercise of stock options                                                           -                  -               1,080
   Issuance of Common Stock pursuant to employee stock
     purchase plan                                                                     -                  -                 276
   Unrealized gain on "Available for Sale" securities                                  -                 186                 -
   Tax benefit related to exercise of non-qualified stock options                      -                  -               1,193
   Net income                                                                          -                  -                  -
                                                                             ------------         ----------          ---------

BALANCE, December 31, 1997                                                   $         -          $      186          $  57,487
                                                                             ============         ==========          =========

                                                                                               Total
                                                                                            Stockholders'
                                                                            Accumulated        Equity
                                                                              Deficit         (Deficit)
                                                                         ----------------   -------------
BALANCE, December 31, 1994                                                    $    (723)       $    (705)
   Issuance of shares upon conversion of debt                                        -               566
   Exchange ERC for ERI shares                                                       -                -
   Issuance of Series A Preferred Stock, net of issuance costs                       -              (114)
   Issuance of Common Stock                                                          -                19
   Exercise of stock options                                                         -               248
   Amortization of deferred compensation                                             -                31
   Issuance of stock for technology                                                  -               143
   Shareholder S corporation distribution                                          (269)            (269)
   Net loss                                                                      (3,273)          (3,273)
   Dividends accrued on Series A Preferred Stock                                     -              (188)
                                                                              ---------        ---------

BALANCE, December 31, 1995                                                       (4,265)          (3,542)
   Undistributed losses reclassified to additional paid-in
     capital due to termination of S corporation status                           3,126               -
   Shareholder S corporation distributions                                       (1,006)          (1,144)
   Dividends accrued on Series A Preferred Stock                                     -              (178)
   Conversion of Series A Preferred Stock                                            -             7,076
   Proceeds from initial public offering, net of underwriter
     commissions and $1,632 of offering costs                                        -            50,463
   Amortization of deferred compensation                                             -                18
   Acquisition and retirement of shares from GM shareholder                          -              (352)
   Issuance of Common Stock pursuant to employee stock
     purchase plan                                                                   -                54
   Exercise of stock options                                                         -               261
   Issuance of stock options                                                         -               150
   Net loss                                                                      (2,892)          (2,892)
                                                                              ---------        ---------

BALANCE, December 31, 1996                                                       (5,037)          49,914
   Exercise of stock options                                                         -             1,081
   Issuance of Common Stock pursuant to employee stock
     purchase plan                                                                   -               276
   Unrealized gain on "Available for Sale" securities                                -               186
   Tax benefit related to exercise of non-qualified stock options                    -             1,193
   Net income                                                                     2,581            2,581
                                                                              ---------        ---------

BALANCE, December 31, 1997                                                    $  (2,456)       $  55,231
                                                                              =========        =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                        MASTERING, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                     AS OF DECEMBER 31, 1997, 1996 AND 1995

                                                                                        For the Years Ended December 31,
                                                                                -------------------------------------------------
                                                                                     1997             1996              1995
                                                                                -------------     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $       2,581     $      (2,892)   $       (3,273)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities-
       Depreciation and amortization                                                    2,797             2,149             1,057
       Write-off product technology                                                        -                 -                241
       Deferred tax provision (benefit)                                                 1,270            (2,296)               -
       Loss on disposal of property and equipment                                          -                 66                23
       Gain on sale of discontinued operations                                         (6,709)               -                 -
       Compensation from issuance of stock options                                         -                150               200
       Amortization of deferred compensation                                               -                 18                31
       Reserve for bad debts                                                              150               165               150
       Reserve for uncollectable advances to affiliates                                    -               (262)              262
   Changes in assets and liabilities-
       Accounts receivable                                                                188            (2,801)           (1,530)
       Costs and estimated earnings in excess of billings                                 219            (2,095)              (28)
       Other current assets                                                            (2,695)             (320)             (107)
       Other assets                                                                     1,478              (623)              (44)
       Accounts payable and accrued liabilities                                         4,537             1,031             1,880
       Billings in excess of costs and estimated earnings                                 168               (63)              218
       Revenue billed in advance                                                          128              (212)              (61)
                                                                                -------------     -------------    --------------
                  Net cash provided by (used in) operating activities                   4,112            (7,985)             (981)
                                                                                -------------     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (8,711)           (5,982)           (1,740)
   Proceeds from disposition of property and equipment                                     75                18                -
   Proceeds from sale of discontinued operations                                       17,500                -                 -
   Purchase of product rights                                                              -                 -                (50)
   Cash paid for acquisitions                                                              -               (242)           (1,230)
   Advances to affiliates                                                                  -                 -               (262)
   Purchase of investments                                                             (4,879)          (24,963)               -
   Unrealized gain on available for sale securities                                       186                -                 -
   Other                                                                                   -                 -                 (4)
                                                                                -------------     -------------    --------------
                  Net cash provided by (used in) investing activities                   4,171           (31,169)           (3,286)
                                                                                -------------     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                                            -              1,905             2,850
   Repayment of line of credit                                                             -             (1,905)           (2,988)
   Proceeds from long-term debt                                                            -                350               250
   Repayment of long-term debt                                                             -             (3,737)             (360)
   Repayment of capital leases                                                           (293)             (208)              (47)
   Payment of noncompete obligation                                                        -                (96)              (96)
   Distributions to S corporation shareholders                                             -             (1,144)             (269)
   Acquisition of shares from GM shareholder                                               -               (352)               -
   Proceeds from issuance of Series A preferred stock                                      -                 -              6,710
   Series A preferred stock issuance costs                                                 -                 -               (114)
   Proceeds from IPO, net of offering costs                                                -             50,463                -
   Proceeds from exercise of common stock options and
     stock purchase plan                                                                1,357               315                19
                                                                                -------------     -------------    --------------
                  Net cash provided by financing activities                             1,064            45,591             5,955
                                                                                -------------     -------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               9,347             6,437             1,688

CASH AND CASH EQUIVALENTS, beginning of period                                          9,032             2,595               907
                                                                                -------------     -------------    --------------
CASH AND CASH EQUIVALENTS, end of period                                        $      18,379     $       9,032    $        2,595
                                                                                =============     =============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                       $          36     $         269    $          697
                                                                                =============     =============    ==============
   Cash paid for income taxes                                                   $         190     $          -     $           -
                                                                                =============     =============    =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        MASTERING, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






(1)   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Business

Mastering, Inc. (formerly Eagle River Interactive, Inc.), a Delaware corporation, was incorporated on September 28, 1995, and became the parent company of Eagle River Communications, Inc. ("ERC"), SkiView, Inc. ("SkiView"), and Eagle River Production, Inc. ("ERP"). During 1996, Mastering, Inc. completed mergers with Graphic Media, Inc. ("GM") and Mastering Computers, Inc. ("Mastering Computers"), which were accounted for as poolings of interests. In addition, during 1996 Mastering, Inc. formed SRC Localisation ("SRC"), a 99% owned subsidiary, which is located in Paris, France. Collectively Mastering, Inc., and ERC, SkiView, ERP, GM and Mastering Computers, all of which are Mastering, Inc.'s wholly owned subsidiaries, and SRC, are herein referred to as the "Company".

The Company's operating subsidiary, Mastering Computers, develops and markets instructor-led training workshops and computer-based training ("CBT") products for information technology ("IT") professionals. These training products and services include instructor-led Windows NT(TM), Windows 95(TM), TCP/IP(TM), Internet Information Server(TM) and Exchange(TM) training workshops, Microsoft Certified Professional preparation courses, on-site workshops held at customers' facilities, CBT software covering a broad range of information technologies, other software, videos and a newsletter. The Company's CBT products are delivered using CD-ROMs, proprietary intranets, the Internet and the World Wide Web.

The Company's operating subsidiary, Mastering Computers, markets and sells its instructor-led and CBT products and services throughout the United States and in Canada, primarily through its in-house telesales organization. Training products and services are also sold to national accounts under long-term contracts, which are sold using outside salespeople. At the end of 1997, the Company began marketing its training products in Europe, with sales of instructor-led training workshops beginning in the United Kingdom during the first quarter of 1998.

The Company has completed two acquisitions accounted for as poolings of interests since its inception. Accordingly, the accompanying consolidated financial statements reflect the combined financial position, operating results and cash flows of the Company, GM and Mastering Computers for all periods presented. In addition, the consolidated financial statements include the accounts of businesses acquired under the purchase method of accounting from the effective date of the purchase transaction. In 1995, the Company accounted for ERC and SkiView as a reorganization of entities under common control and their assets and liabilities are included in the consolidated financial statements at their historical cost.

During 1997, the Company sold two of its business segments, the interactive and outdoor media segments. The Company has accounted for these two business segments  as  discontinued  operations  (see  Note  2).  As  a  result  of  this determination, the operations of the interactive and outdoor media business segments have been reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. The interactive business segment developed and created custom interactive solutions that assist United States and international companies with corporate communications, marketing and training. The outdoor media business segment offered traditional outdoor media advertising at United States ski resorts.

         Stock Split

Effective January 24, 1996, the Company approved a three share for one share common stock split. Common stock amounts, equivalent share amounts and per-share amounts have been adjusted retroactively to give effect to the stock split.

         Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and SRC. All material intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Basis for Recording Purchase-Method Acquisitions

The purchase method of accounting was applied in the accompanying consolidated financial statements on January 1, 1995 to reflect the purchase of SkiView and Production Masters, Inc. ("PMI"), a company that operated an audio and video post-production studio. The Company acquired and assumed certain liabilities in connection with the SkiView and PMI acquisitions. These assets and liabilities have been accounted for as discontinued operations in the accompanying consolidated financial statements. PMI and SkiView were sold in 1995 and 1997, respectively (see Note 2).

Effective November 1996, the Company acquired certain assets and assumed certain liabilities of SRC. The Company incurred approximately $107,000 of acquisition costs and paid approximately $242,000 in cash at the closing of the SRC acquisition. SRC was a component of the interactive business segment.

         Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which supersedes Accounting Principles Board Opinion No. 15, the former existing authoritative guidance. SFAS No. 128 modifies the calculation of primary and fully diluted earnings per share (EPS) and replaces them with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior-period EPS data presented has been restated.

EPS is not considered relevant for the year ended December 31, 1995, given the changes in the capital structure of Company which occurred on March 21, 1996 (the date of the Company's initial public offering). In addition, EPS for 1996 is unaudited and pro forma assuming the conversion of the Company's mandatorily redeemable convertible Series A Preferred Stock ("Preferred Stock") (which was converted to common stock on the date of the Company's initial public offering) had occurred on January 1, 1996.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1997 and 1996, is as follows:

                                                                                          Unaudited
                                                    1997                               Pro Forma 1996
                                    -------------------------------------  -------------------------------------
                                                  Effect of                               Effect of
                                       Basic        Stock       Diluted        Basic        Stock       Diluted
                                        EPS        Options        EPS           EPS        Options        EPS
                                    -----------   ----------  -----------  -----------  -----------  -----------
     Income from operations
       (numerator)                  $ 3,606,000          -    $ 3,606,000  $   520,000          -    $   520,000
                                    ===========               ===========  ===========               ===========
     Discontinued operations,
       net (numerator)              $(1,025,000)         -    $(1,025,000) $(3,412,000)         -    $(3,412,000)
                                    ===========               ===========  ===========               ===========
     Net income (loss)
       (numerator)                  $ 2,581,000          -    $ 2,581,000  $(2,892,000)         -    $(2,892,000)
                                    ===========               ===========  ===========               ===========
     Shares (denominator)            13,535,105     999,491    14,534,596   12,285,782   1,428,818    13,714,600
                                    ===========               ===========  ===========               ===========
     Per share amount - income
       from operations              $       .27               $       .25  $       .04               $       .04
     Per share amount -
       discontinued operations,
       net                                 (.08)                     (.07)        (.28)                     (.25)
                                    -----------               -----------  -----------               -----------
     Per share amount - net
       income (loss)                $       .19               $       .18  $      (.24)              $      (.21)
                                    ===========               ===========  ===========               ===========

For purposes of applying the treasury stock method, the Company has assumed that it could fully use the assumed tax deduction arising from the exercise of non-qualified stock options.

         Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Supplemental Disclosure of Non-Cash Investing and Financing Activities

Effective January 1, 1995, the Company acquired the following assets and assumed the following liabilities of SkiView, which conducted the Company's outdoor media business. The Company incurred approximately $35,000 of acquisition costs.

         Assets acquired:
           Cash                                          $      54,000
           Accounts receivable                               1,497,000
           Other current assets                                536,000
           Property and equipment                              700,000
           Goodwill                                          3,535,000
                                                         -------------

                                                             6,322,000

         Liabilities assumed:
           Accounts payable and accrued liabilities          1,062,000
           Revenue billed in advance                         1,203,000
           Related party debt assumed                          557,000
           Notes payable                                     3,000,000
                                                         -------------

                                                             5,822,000
                                                         -------------

                  Cash paid at closing                   $     500,000
                                                         =============

Effective November 1996, the Company acquired the following assets and assumed the following liabilities of SRC. The Company incurred approximately $107,000 of acquisition costs.

         Assets acquired:
           Accounts receivable                           $       6,000
           Property and equipment                               14,000
           Goodwill                                            448,000
                                                         -------------

                                                               468,000

         Liabilities assumed:
           Accounts payable                                    144,000
           Long-term debt                                       82,000
                                                         -------------

                                                               226,000
                                                         -------------

                  Cash paid at closing                   $     242,000
                                                         =============

In September 1995, the chief executive officer ("CEO") of the Company converted $512,000 of debt and $54,000 of accrued interest payable to him into common stock of the Company.

During 1997, 1996, and 1995, the Company acquired approximately $244,000, $769,000, and $171,000, respectively, of equipment under capital leases.

On March 21, 1996, the effective date of the Company's initial public offering, holders of 1,342,000 shares of the Company's Preferred Stock converted their shares into 4,026,000 shares of the Company's common stock (see Notes 5 and 7).

In March 1996, upon the Company's initial public offering, $3,126,000 of accumulated deficit was reclassified to additional paid-in capital to reflect the Company's change in tax status from an S corporation to a C corporation for tax purposes.

         Investments

As of December 31, 1997 and 1996, the Company had invested approximately $29,407,000 and $24,963,000, respectively, in United States government securities ("Government Securities"). In addition, as of December 31, 1997, the Company had an equity investment in Allin Communications Corporation ("ACC") recorded for $435,000 (see Note 4). Of the $29,407,000 of Government Securities investments at December 31, 1997, approximately $19,928,000 are classified as long-term investments in the accompanying consolidated balance sheets. The Company has the positive intent and ability to hold all of its Government Securities to maturity and not to engage in trading or selling activities with respect to these securities. These Government Securities are classified as held to maturity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at amortized cost. At December 31, 1997, total Government Securities had a fair value of approximately
$29,455,000, and reflect unrealized gains of approximately $48,000. These Government Securities contain provisions whereby they may be called at the option of the issuer for amounts at least equal to their carrying amount.

         Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits and money market accounts.

In management's opinion, the Company's accounts receivables do not represent a significant credit risk to the Company.

         Fair Value of Financial Instruments

As of December 31, 1997 and 1996, the Company's financial instruments other than investments primarily consisted of cash, short-term trade receivables and payables, and capital leases. The carrying values of these instruments approximate fair value because of their primarily short-term nature.

         Reclassifications

Certain amounts in 1996 and 1995 have been reclassified to conform with 1997 presentation.

         Property and Equipment

Property and equipment are recorded at cost. The Company depreciates these assets using the straight-line method over the following estimated useful lives:

         Furniture, fixtures and computer equipment                 3 to 7 years
         Leasehold improvements                                Term of the lease

Assets purchased under capital leases are depreciated over the lesser of their estimated useful lives or the term of the lease.

The land recorded in the accompanying consolidated balance sheet at December 31, 1997 represents raw land that is owned by the Company and located next to the Company's headquarters in Scottsdale, Arizona.

         Accrued Liabilities

The components of accrued liabilities are as follows:

                                                          December 31,
                                                     1997              1996
                                                 -------------    -------------

 Accrued salaries, wages, benefits and bonuses   $     655,000    $     820,000
 Accrued sales taxes                                   285,000          566,000
 Accrued liabilities for discontinued operations       426,000               -
 Other accrued expenses                                735,000          826,000
                                                 -------------    -------------

                  Totals                         $   2,101,000    $   2,212,000
                                                 =============    =============

         Product License Costs

A contract requires the Company to pay royalties on certain CBT product sales. Royalties are generally a fixed amount per unit sold or a percentage of the Company's net sales of certain products and are generally accrued as products are sold.

         Revenue Recognition

The Company generates revenue from sales of training products and services, which consist primarily of instructor-led seminars on Microsoft Windows(TM) operating systems and other IT topics, instructor-led Microsoft Certified Professional preparation courses, on-site workshops, computer based training software covering a broad range of information technologies, other software, videos and a newsletter. Revenue from seminars is generally collected in advance and deferred and is recognized upon commencment of a seminar or a series of seminars in a given city. In connection with certain seminar offerings, the Company also provides its customers with course materials in advance of a seminar, in which case it recognizes revenue for the value of the materials upon shipping the materials and the remainder of the revenue upon commencement of the related seminar or series of seminars. Other product revenue is generally recognized when the products are shipped to the customer.

Costs related to training seminars consist primarily of labor and related benefits for speakers and seminar personnel, rental of seminar facilities and materials provided to seminar participants, some of which is deferred until seminar commencement. Costs related to CBT products include royalties paid to a third-party licensor and costs to duplicate and ship the CBT product.

         Income Taxes

The Company provides for income taxes using the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and carryforwards.

SFAS No. 109 requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, sloss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

         Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

(2)   DISCONTINUED OPERATIONS:

On July 29, 1997, the Company announced its intention to dispose of its outdoor media business segment. On September 16, 1997, the Company sold the assets of its outdoor media business segment for approximately $4.0 million in cash and approximately $600,000 in notes receivable resulting in a pre-tax gain of approximately $1.1 million. The Company approved the disposition of the outdoor media business segment, including a plan for the Company to identify potential buyers, on May 17, 1997. As a result, the Company has accounted for the segment as a discontinued operation in the accompanying consolidated financial statements for all periods presented, with a measurement date of May 17, 1997.

The following table presents approximate revenue and net income (loss) for the outdoor media business segment for the period from January 1, 1997 to September 16, 1997, and the years ended December 31, 1996 and 1995:

                                                      For the Years Ended
                                                         December 31,
                           January 1, 1997      -------------------------------
                        to September 16, 1997       1996              1995
                     -------------------------- -------------    --------------

  Revenue                $     2,100,000        $   3,900,000    $   4,000,000
  Net income (loss)             (200,000)             500,000         (600,000)

Included in the net loss for the period from January 1, 1997 to September 16, 1997 is approximately $0.2 million of costs related to the sale. The net loss for the period from May 18, 1997 to September 16, 1997 was approximately $800,000.

Also on July 29, 1997, the Company announced its intention to dispose of its interactive business segment. On September 26, 1997, the Company sold the assets of its interactive business segment for $13.5 million in cash and the right to future payments contingent on the segment's future earnings resulting in a pre-tax gain of approximately $5.6 million. As a result of this transaction, the Company has accounted for the interactive business segment as a discontinued operation in the accompanying consolidated financial statements for all periods presented with a measurement date of July 28, 1997.

The  following  table  presents   approximate  revenue  and  net  loss  for  the
interactive business segment for the period from January 1, 1997 to September 26, 1997 and the years ended December 31, 1996 and 1995:

                                                    For the Years Ended
                                                       December 31,
                     January 1, 1997         -------------------------------
                  to September 26, 1997           1996              1995
               --------------------------    --------------   --------------

  Revenue         $    13,000,000            $   14,300,000   $    6,700,000
  Net loss              5,100,000                 4,100,000        2,600,000

Included in the net loss for the period from January 1, 1997 to September 26, 1997 is approximately $1.5 million of costs related to the organizational realignment and sale of the interactive business segment. The net loss for the period from July 29, 1997 to September 26, 1997 was approximately $2.6 million.

The Company sold the following assets and was relieved of the following liabilities related to the outdoor media and interactive business segments at their respective sale dates:

         Assets:
           Current assets
              Accounts receivable, net                   $       3,938
              Other current assets                               2,345
                                                         -------------

                           Total current assets                  6,283

           Property, plant and equipment, net                    5,711

           Goodwill and other assets, net                        3,389
                                                         -------------
                           Total assets                         15,383
                                                         -------------

         Liabilities:
           Current liabilities
              Accounts payable                                     778
              Accrued liabilities                                1,764
              Other current liabilities                          1,148
                                                         -------------

                           Total current liabilities             3,690

           Noncurrent liabilities                                  277
                                                         -------------
                           Total liabilities                     3,967
                                                         -------------
         Net Assets Sold                                 $      11,416
                                                         =============

Effective June 30, 1995, the Company discontinued the operations of PMI. The assets were sold to a third party for approximately $700,000 and all proceeds from the liquidation of the assets were paid to the previous owner of the PMI business in satisfaction of all acquisition-related liabilities. As a result, the operations of PMI through its disposition have been reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company recorded a loss on the disposal of this segment of approximately $350,000, composed of approximately $58,000 to write down the segment's assets and $292,000 of payroll and other operating costs incurred from the measurement date through the date of final disposition. In addition, during 1995, the Company recorded approximately $294,000 for losses from PMI operations prior to the measurement date. During 1996, the Company recorded a gain of $198,000, net of income tax, from discontinued operations representing the settlement of certain contingencies related to the PMI business segment.

(3) MERGERS AND BUSINESS COMBINATIONS ACCOUNTED FOR AS POOLINGS OF INTERESTS:

On June 21, 1996, pursuant to an agreement and plan of merger, the Company completed the merger of a wholly owned subsidiary with GM, an Oregon corporation. As a result of the merger, GM became a wholly owned subsidiary of the Company. The business combination was accounted for as a pooling of interests. In connection with the GM merger, each outstanding share of GM common stock was converted into 0.27 of a share of the Company's common stock with all the outstanding shares of GM common stock being exchanged for 550,000 shares of the Company's common stock. Prior to the conversion, a dissenting GM shareholder was paid approximately $352,000 as consideration for her approximate 3% interest in GM. In addition, the Company assumed and exchanged all options to purchase GM common stock for options to purchase 141,041 shares of the Company's common stock.

On August 1, 1996, pursuant to an agreement and plan of merger, the Company completed the merger of a wholly owned subsidiary with Mastering Computers, an Arizona corporation. As a result of the merger, Mastering Computers became a wholly owned subsidiary of the Company. This business combination was accounted for as a pooling of interests. In connection with the Mastering Computers merger, all outstanding shares of Mastering

Computers common stock were exchanged for 1,175,000 shares of the Company's common stock. The Company also assumed and exchanged all options to purchase Mastering Computers common stock for options to purchase 191,280 shares of the Company's common stock.

(4)   SEAVISION AND CONTINGENT NOTE RECEIVABLE:

As of December 31, 1995 and 1996, the Company had advanced SeaVision, Inc. ("SeaVision") approximately $262,000 and $302,000, respectively. These advances accrued interest at 15% per annum, compounded quarterly, and matured three years from the date of each funding. As of December 31, 1995, the Company had established a reserve for $262,000 of this receivable. During 1996, the Company reversed the reserve, based on the initial public offering of ACC (which was formed by the combination of SeaVision and other companies). During 1997, ACC repaid the advance with $161,000 of cash and 14,418 shares of ACC common stock.

In connection with the September 1995 Preferred Stock offering, the CEO of the Company issued a contingent note (the "Contingent Note") to the Company. This note transferred to the Company future gains arising from the sale of the CEO's 10.5% equity interest in SeaVision. The terms of the Contingent Note require the CEO to pay the Company any net proceeds in excess of $500,000 if and when he sells his holdings in SeaVision. This Contingent Note had an estimated fair value of zero at September 1995. At that time, SeaVision was a development stage enterprise with significant liquidity issues.

In November 1996, ACC completed an initial public offering of its common stock. The SeaVision stock owned by the CEO was converted into 241,200 shares of ACC Common Stock, all of which are subject to the terms of the Contingent Note.

During 1997, the Contingent Note was amended. The amendment defines procedures by which the Company can require the sale of the ACC shares and defines procedures by which the CEO may segregate and retain a portion of the ACC shares having a market value of approximately $500,000. As of December 31, 1997, the CEO had not sold any of his shares of ACC. The Company has recorded approximately $435,000 of available-for-sale securities related to the ACC shares owned and the ACC shares subject to the Contingent Note, which is included in long-term investments in the accompanying consolidated balance sheet.

(5)   INITIAL PUBLIC OFFERING:

In March 1996, the Company completed an initial public offering of 4,000,000 shares of its common stock at a price of $13.00 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company from the offering were approximately $46,727,000. Upon the closing of the offering, all 1,342,000 shares of Preferred Stock outstanding were converted into 4,026,000 shares of common stock (See Note 7).

In addition, the terms of the Preferred Stock provided that accrued dividends were not payable upon conversion of the Preferred Stock if the market price of the common stock at the time of such conversion exceeded $5.00 per share. At the conversion date, $366,000 in Preferred Stock dividends had been accrued. These accrued dividends were restored to additional paid-in capital upon the closing of the initial public offering at which time the market price of the common stock on the date of conversion was the initial public offering price of $13.00 per share.

In April 1996, the underwriters of the Company's initial public offering exercised their over-allotment option and purchased from the Company an additional 309,000 shares of common stock at $13.00 per share, with net proceeds to the Company aggregating $3,736,000.

(6)   OTHER RELATED PARTY TRANSACTIONS:

In addition to the related party transactions discussed above, the Company had the following related party transactions:

     o The Company uses an aircraft owned by an entity in which the CEO is the primary owner. Costs incurred to rent the aircraft totaled approximately $313,000, $280,000 and $149,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In 1996, the Company's policy was to pay rental rates which approximated first class commercial rates for similar flights, taking into account the number of passengers on each flight. During 1997, the Company's policy was to pay $750 per flight hour, regardless of the number of passengers on each flight. As of December 31, 1996, the Company had prepaid approximately $186,000 to this entity, which is recorded in the accompanying consolidated balance sheet. As of December 31, 1997, the Company had a payable due to this entity of approximately $50,000, which is recorded in the accompanying consolidated balance sheet.

     o The Company leased office space from an entity owned by several members of the board of directors. Related rental expense totaled approximately $31,000 and $81,000 in 1997 and 1996, respectively. The lease was terminated in May 1997.

     o The Company incurred approximately $43,000, $800,000 (including $505,000 of initial public offering costs) and $280,000 to a law firm for legal services performed for the period from January 1, 1997 through April 30, 1997 and for the years ended December 31, 1996 and 1995, respectively. A director and stockholder in the Company was a partner of the law firm when the services were provided. At December 31, 1996, approximately $90,000 of these costs were included in accrued expenses in the accompanying consolidated balance sheets.

     o Mastering Computers' ongoing direct-mail campaigns and newsletter printing and mailing involved approximately 9,350,000, 4,345,000 and 2,988,000 direct-mail pieces in 1997, 1996 and 1995, respectively. With respect to these direct-mail campaigns, Mastering Computers incurred to related-party companies approximately $466,000, $1,327,000 and $641,000 in 1997, 1996 and 1995, respectively for printing, film work, data processing, marketing and mailing. These amounts were paid to two companies owned by family members of the Company's CEO and one of its Executive Vice Presidents. During 1995, services provided by related-party companies were on an informal basis, and amounts billed included a fee to manage all aspects of the direct-mail campaign and newsletter printing and mailing and an amount to pay third-party vendors to provide the related services. During 1996 and the period from January 1, 1997 through April 4, 1997, Mastering Computers arranged with one of the related-party companies to pay the related party a fee equal to 15% of all submitted third-party vendor invoices and to reimburse the related party for all such vendor invoices paid by the related-party. After April 4, 1997, the Company began paying the vendors directly and paid only the 15% fee to the related party. At December 31,

         1997 and 1996, approximately $22,253 and $233,000, respectively, of costs were reflected as prepaid expenses and are included in other current assets in the accompanying consolidated balance sheets. Management believes that the amounts paid to the related party companies are comparable to those that would have been paid to unaffiliated companies.

     o During 1995, prior to the Company's merger with Mastering Computers in August 1996, Mastering Computers entered into an agreement to expand certain products available to seminar customers with a company owned by a family member of the Company's CEO and one of its Executive Vice Presidents. The Company had approximately $41,000 payable to this related party included in accrued expenses at December 31, 1995 relating to the agreement. This agreement was terminated in 1996.

     o During 1996, the Company paid approximately $185,000 for consulting services to a family member of the Company's CEO and one of its Executive Vice Presidents, primarily under an agreement entered into by Mastering Computers prior to Mastering Computers' merger with the Company. This agreement was terminated in 1996.

(7)   STOCKHOLDERS' EQUITY :

         Rights Agreement

The Board of Directors of the Company declared a dividend distribution of one purchase right (a "Right") for each outstanding share of common stock. Upon the occurrence of certain events, including events which could result in a change in control of the Company, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Preferred Stock at a price of five times the offering price per share of the Company's common stock established by the initial public offering of such common stock.

         Preferred Stock

During 1995 the Company sold 1,342,000 shares of Preferred Stock, $0.001 par value, at $5.00 per share for gross proceeds of $6,710,000. The Company used the funds for repayment of certain outstanding debt as well as for other working capital and investment purposes.

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

         S-Corporation Distribution

Prior to their merger with the Company, GM and Mastering Computers were S Corporations for income tax purposes. Accordingly, distributions from such entities to their shareholders were made relating to the shareholders' tax liabilities.

(8)   OPTION PLANS:

         1995 Executive Stock Option Plan

In 1995, the Company adopted the 1995 Executive Stock Option Plan (the "Executive Option Plan"), whereby certain eligible executives may be granted options. The Executive Option Plan allows issuance of incentive stock options and nonqualified options. The Executive Option Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee may grant options to purchase up to an aggregate of 4,500,000 shares under the Executive Option Plan, of which 3,512,400 are considered Standard Options and 987,600 are considered Special Options. The Standard Options are generally exercisable in four equal annual installments beginning 12 months after the date of grant. The terms of the Special Options provided that such Special Options vest at the end of four years from the date of grant; however, vesting could be accelerated based upon the Company achieving certain performance measures, which primarily related to the fair market value of the Company's common stock. In 1996, the Company met such performance measures, and the Special Options vested in full.

         1995 Employee Option Plan

In 1995, the Company adopted the 1995 Employee Option Plan (the "Employee Option Plan"), whereby certain eligible employees may be granted options. The Employee Option Plan allows issuance of incentive stock options and non-qualified options, and is administered by the Committee. The Committee may grant options to purchase up to an aggregate of 1,500,000 shares under the Employee Option Plan. The options are generally exercisable in four equal annual installments beginning 12 months after the date of grant.

         Mastering Computers Stock Options

Mastering Computers had granted certain key employees options to purchase shares of common stock of Mastering Computers. A portion of those options vested immediately at the grant date, and the remaining options vested upon the change of control resulting from Mastering Computers' merger with the Company. All outstanding Mastering Computers options were exchanged for options of the Company. For certain options, the excess of the fair value of the underlying stock on the date of grant over the exercise price has been recorded as compensation expense and additional paid-in capital in the accompanying consolidated balance sheets.

         Employee Stock Purchase Plan

In January 1996, the Board of Directors adopted, and the Company's stockholders approved, the Employee Stock Purchase Plan, which is intended to qualify under
Section 423 of the Internal Revenue Code. Under the Employee Stock Purchase Plan, employees meeting certain eligibility requirements are entitled to purchase common stock through payroll deductions or lump-sum deposits made during periods established by the plan's administrative committee. Participants generally may purchase common stock at a price equal to 85% of the fair market value of the common stock on certain specified dates. The Company has reserved 150,000 shares of common stock for issuance under the Employee Stock Purchase Plan. Under the plan, the Company issued approximately 41,000 and 10,700 shares during 1997 and 1996, respectively.

         Statement of Financial Accounting Standards No. 123 ("SFAS 123")

SFAS 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic-value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided that pro forma disclosures are made of the impact of issuing employee stock options or similar equity instruments assuming the fair-value-based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 1997, 1996 and 1995 using the Black-Scholes pricing model and the following weighted average assumptions:

                                      1997             1996              1995
                                 -------------     -------------    ---------

   Risk-free interest rate            5.88%             6.02%            5.91%
   Expected dividend yield               0%                0%               0%
   Expected lives outstanding       4 years           4 years          4 years
   Expect volatility                 86.40%           104.14%          104.14%

To estimate lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma income from continuing operations with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. As discussed in Note 11, the Company has entered into an agreement which, if consummated, would result in the accelerated vesting of stock options and would require the recognition, in pro forma footnote disclosure, of the unrecognized pro forma compensation expense under SFAS No. 123.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's pro forma net income (loss) and pro forma net income (loss) per diluted common share would have been reported as follows:

                                                                     1997             1996              1995
                                                               --------------    --------------   ---------------
         Net income (loss):
           As reported                                         $    2,581,000    $   (2,892,000)  $   (3,273,000)
                                                               ==============    ==============   ===============

           Pro forma                                           $     (763,000)   $   (6,093,000)  $   (4,292,000)
                                                               ==============    ==============   ==============

         Unaudited net income (loss) per diluted common share:
              As reported                                      $         0.18    $        (0.21)
                                                               ==============    ==============

              Pro forma                                        $        (0.05)   $        (0.45)
                                                               ==============    ==============

Weighted average shares used to calculate pro forma loss per diluted share were determined as described in Note 1. Historical income per common share are not presented for periods prior to 1996 as it is not considered relevant given the Company's initial public offering in 1996, which resulted in significant changes in the Company's capital structure (see Note 1).

A summary of stock options as of December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                              1997                      1996                     1995
                                    ----------------------      ----------------------    ---------------------
                                                 Weighted                    Weighted                  Weighted
                                                  Average                     Average                  Average
                                                  Exercise                    Exercise                 Exercise
                                     Shares        Price         Shares        Price        Shares      Price
                                    ---------     --------      ---------    ---------    -----------   -------
    Outstanding at
      beginning of year             4,087,669     $ 6.73        2,096,713    $ 2.74            -         $ -
        Granted                     1,538,641       8.33        2,536,925      9.87        2,096,713      2.74
        Canceled                     (785,644)     10.71         (397,100)     7.62            -           -
        Exercised                    (300,503)      3.65         (148,869)     1.70            -           -
                                    ---------                   ---------                  ---------


    Outstanding at end
      of year                       4,540,163     $ 6.78        4,087,669    $ 6.73        2,096,713     $2.74
                                    =========                   =========                  =========

    Options exercisable at
      end of year (see Note 11)     2,124,648     $ 5.62        1,344,949    $ 3.13          207,296     $1.23

    Weighted average fair
      value of options granted      $    5.44                   $    7.17                  $    2.11
                                    =========                   =========                  =========

The following table summarizes information about the options outstanding at December 31, 1997:

                                           Options Outstanding                      Options Exercisable
                          ------------------------------------------------      -----------------------------
                             Number             Weighted                          Number
                          Outstanding            Average          Weighted      Exercisable         Weighted
                               at               Remaining         Average          at                Average
       Range of           December 31,         Contractual        Exercise      December 31,        Exercise
    Exercise Prices           1997                Life             Price           1997               Price
 --------------------     ------------    ---------------------   --------      ------------        ---------
    $.01 -
    $1.46                      473,265          7.37 years         $ 1.26           275,911           $ 1.25
    $3.75 -
    $9.00                    3,476,135          8.79 years         $ 6.27         1,726,796           $ 5.64
    $9.38 -
    $22.13                     590,763          8.73 years         $14.19           121,941           $15.10
                             ---------                                            ---------
    $.01 -
    $22.13                   4,540,163          8.63 years         $ 6.78         2,124,648           $ 5.62
                             =========                                            =========

 (9)   INCOME TAXES:

Mastering, Inc. was an S corporation for federal and state income tax purposes until September 29, 1995. Accordingly, Mastering, Inc. was not subject to income tax, as all of its taxable income or loss was reported in the tax return of its shareholders for the period from inception through September 29, 1995. Upon Mastering, Inc.'s conversion to a C corporation, a net deferred tax asset of approximately $502,000 was recorded by the

Company which was fully reserved for by a valuation allowance as of December 31, 1995.

GM and Mastering Computers were S corporations for federal and state income tax purposes prior to merging with Mastering, Inc. on June 21, 1996 and August 1, 1996, respectively. Accordingly, GM and Mastering Computers were not subject to income tax prior to those dates, as all taxable income or loss of GM and Mastering Computers was reported in the tax returns of their shareholders for the period from inception through their respective merger dates. Upon merger with the Company, net deferred tax assets of $30,000 and $125,000 relating to GM and Mastering Computers, respectively, were recorded by the Company.

Through December 31, 1995, the Company provided a valuation allowance to fully offset its net deferred tax asset, which consisted primarily of the benefit of its net operating loss. Such net operating loss was primarily the result of the Company's investment in infrastructure to significantly expand its interactive business and, to a much lesser degree, losses from its outdoor media business segment. During 1996, as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), the Company reviewed the realization of its deferred tax asset, and as a result of this review, reversed a portion of the valuation allowance. This reversal was based on management's determination that it is more likely than not that the related deferred tax asset would be realized as a result of taxable income generated by the Company's future years' operations.

During 1996, the Company recorded an income tax benefit for the deferred income tax asset created by 1995 and 1996 operating losses, which resulted in a deferred tax asset at December 31, 1996 of approximately $2.3 million.

During 1997, the Company recorded an approximately $2.1 million tax provision from continuing operations and an approximate $0.8 million tax benefit from discontinued operations. In addition, during 1997 the Company recorded an approximately $1.2 million deferred tax asset resulting from the exercise of non-qualified stock options by employees. At December 31, 1997, in accordance with the provisions of SFAS No. 109, management has determined that it is more likely than not that the tax asset of approximately $2.4 million as of December 31, 1997 will be realized.

The Company bases its determination on the significant growth that has occurred in its IT training business during 1996 and 1997. The Company's revenue increased from $21 million for 1996 to $41 million for 1997, a 95% increase. Income from continuing operations for 1996 was $0.5 million which increased to $3.6 million in 1997, a 620% increase. Based on its projections, the Company's management believes that profitable operations will be sustained in future periods.

The Company's deferred income taxes result primarily from a net operating loss carryforward ("NOL"), the use of accelerated depreciation methods for income tax purposes, amortization differences relating to certain intangible assets, and certain accrued expenses which are not deductible for income tax purposes until paid. As of December 31, 1997, the Company had a tax NOL of approximately $6.0 million, which expires in 2011.

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

The components of the net deferred income tax assets at December 31, 1997 and 1996 are as follows:

                                                    1997             1996
                                                    ----             ----
  Deferred tax assets:

    Net operating loss carryforwards             $ 2,328,000      $ 1,724,000
    Depreciation and amortization                     -               602,000
    Allowance for bad debts                          109,000          127,000
    Non-deductible accruals                          358,000          390,000
    Compensation related to options granted
       below fair market value                       130,000          130,000
    Tax credit carryforwards and other               350,000             -
    Less - valuation allowance                      (254,000)        (424,000)
                                                 -----------      -----------
           Total deferred tax assets               3,021,000        2,549,000
                                                 -----------      -----------

  Deferred tax liabilities:

    Depreciation and amortization                    120,000             -
    Deferred revenue                                 524,000          235,000
    Other                                             -                18,000
                                                 -----------      -----------
           Total deferred tax liabilities            644,000          253,000
                                                 -----------      -----------
           Net deferred tax assets               $ 2,377,000      $ 2,296,000
                                                 ===========      ===========

A reconciliation of income tax provision from continuing operations at the statutory rate to the Company's effective rate is as follows:

                                                            1997       1996
                                                            ----       ----


          Computed at the expected statutory rate             34%        34%
          Non-deductible expenses                              2%         2%
          State income tax benefit                             4%         4%
          Change in valuation allowance                       (3%)       (6%)
          Loss from S corporation                              -         14%
          Other                                                -         (1%)
                                                            ----       ----


          Income tax provision - effective rate               37%        47%
                                                            ====       ====

 (10) COMMITMENTS AND CONTINGENCIES:

          Licensing Agreement

On December 30, 1996, the Company signed a licensing agreement with a third party to license a software development engine and over 100 existing computer based training titles, as well as over 300 titles to be developed in the eighteen months following the signing of the agreement. The Company is committed to paying the third party future minimum royalties and license fees of $600,000 in 1997 and $400,000 in 1998 as well as royalties for each CBT title sold beyond the amount required to fulfill the minimum royalty obligation.


          Employment Agreements

The Company has entered into employment agreements with certain key employees. Such employment agreements provide for severance benefits in certain circumstances, as well as for bonus payments upon the attainment of certain criteria, primarily related to operating income.


          Retirement and Profit Sharing Plans

The Company has adopted a 401(k) retirement savings plan (the "Plan"). All of the Company's employees are eligible to participate beginning on the first day of the month following ninety days of employment and may elect to contribute up to 15% of their annual compensation to the Plan. The Company will provide a matching contribution of 50% of the employee's contribution up to an annual maximum of 3% of the employee's annual compensation. The Company's matching contributions vest over a four-year period beginning on the date the employee was hired. During 1997 and 1996, the Company contributed approximately $235,000 and $51,000, respectively, to the Plan, for employees included in continuing operations.


          Legal Matters

The Company is party to various claims and lawsuits arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already provided for, is not likely to have a material adverse effect on the Company's annual results of operations or financial condition.

          Operating Leases

The Company has entered into operating leases for office space and equipment. As of December 31, 1997, future minimum lease payments required under such operating leases are as follows:

                   1998              $   1,275,282
                   1999                  1,546,030
                   2000                  1,546,030
                   2001                  1,540,257
                   2002                  1,540,257
                   Thereafter            8,748,055
                                     -------------
                            Total    $  16,195,911
                                     =============

Rent expense included in continuing operations in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 was approximately $285,000, $200,000 and $140,000, respectively.

 (11) SUBSEQUENT EVENT:

In February 1998, the Company announced that it had reached an agreement whereby it would be merged with a wholly-owned subsidiary of PLATINUM technology, inc. ("PT" and the "Merger"). In management's opinion, the Merger is expected to be completed in the second quarter of 1998 and accounted for as a pooling of interests. Consummation of the Merger must be approved by the Company's shareholders. If the Merger is approved, PT will exchange 0.448 of a share of PT common stock for each share of the Company's common stock. In addition, in accordance with the terms of the outstanding stock option plans, all outstanding unvested stock options will vest upon the consummation of the Merger and all outstanding options will be assumed by PT.

         Exhibit                                        Exhibit
         Number                  ----------------------------------------------------------------
         ------
           3.1             --    Certificate of Incorporation of the Registrant(1)
           3.2             --    Bylaws of the Registrant(1)
           3.3             --    Certificate of Designation, Preferences and Rights of Series B
                                 Preferred Stock(1)
           4.1             --    Specimen Certificate for Common Stock(1) 4.2 -- Rights
                                 Agreement between the Registrant and Harris
                                 Trust and Savings Bank, as Rights Agent(1)
           4.3             --    Amendment to Rights Agreement between the Registrants and Harris
                                 Trust and Savings Bank, as Rights Agent (7)
          10.1             --    Registrant's Amended and Restated 1995 Executive Stock Option
                                 Plan(2)(5)
          10.2             --    Registrant's Amended and Restated 1995 Employee Stock Option Plan(5)
          10.3             --    Amended and Restated Employment Agreement with Terence
                                 M. Graunke(1)(2)
          10.4             --    Employment Agreement with Marc Pinto(1)(2)
          10.5             --    Form of Directorship Agreement between the Registrant
                                 and each director(1)
          10.6             --    Registrant's 401(k) Plan(1)(2)
          10.7             --    Trust  Agreement  between the Registrant and
                                 the Charles  Schwab Trust  Company  relating to
                                 the Registrant's 401(k)
                                 Plan(1)(2)
          10.8             --    Registrant's Employee Stock Purchase Plan(1)(2)
          10.9             --    Registrant's Performance Bonus Plan(1)(2)
          10.10            --    Registration Rights Agreement between the Registrant
                                 and the holders of the Registrant's Series A Preferred
                                 Stock, as amended(1)
          10.11            --    Asset Purchase Agreement by and among SkiView, Inc.,
                                 SkiView Acquisition Corp. and Allegheny Media(1)
          10.12            --    Secured Promissory Note of SkiView, Inc. in favor of
                                 Oldview, Inc.(1)
          10.13            --    Security Agreement between SkiView, Inc. and Oldview,
                                 Inc. and U.S. Communications Corporation(1)
          10.14            --    Agreement and Plan of Merger dated June 21, 1996 among
                                 Eagle River Interactive, Inc., Sushi Acquisition Corp.,
                                 Graphic Media, Inc. and Stockholders thereof(3)
          10.15            --    Stock Pledge Agreement dated June 21, 1996 by and among
                                 Lee Jacobson, Philip Meurer, E. Michael Loftus and Joseph
                                 Parker and Eagle River Interactive, Inc.(3)
          10.16            --    Registration Agreement dated June 21, 1996 between
                                 Eagle River Interactive, Inc., Philip Meurer, Joseph
                                 Parker, Lee J. Jacobson and E. Michael Loftus(3)
          10.17            --    Employment and Noncompetition Agreement dated June 21,
                                 1996 between Graphic Media, Inc. and Philip Meurer(3)(2)
          10.18            --    Agreement and Plan of Merger dated as of July 31, 1996
                                 by and among Eagle River Interactive, Inc., Ute Creek
                                 Acquisition Corp. and Mastering Computers, Inc.(4)
          10.19            --    Supplemental Agreement dated as of July 31, 1996 by and
                                 among Eagle River Interactive, Inc., Ute Creek
                                 Acquisition Corp., Mastering Computers, Inc. and Thomas R. Graunke(4)
          10.20            --    Stock Pledge  Agreement dated as of July 31,
                                 1996 between Eagle River Interactive,  Inc. and Thomas R.
                                 Graunke(4)
          10.21            --    Registration  Rights  Agreement dated as of
                                 July 31, 1996 between Eagle River  Interactive,
                                 Inc. and Thomas R. Graunke(4)
          10.22            --    Employment and Noncompetition Agreement dated as of
                                 July 31, 1996 between Eagle River Interactive, Inc. and
                                 Thomas R. Graunke(4)(2)
          10.23            --    Employment and Noncompetition Agreement dated as of December 9, 1996 between Eagle River Interactive, Inc. and Kevin J. Rowe (2)
          10.24            --    Agreement and Plan of Merger dated as of February 18, 1998 among
                                 Platinum Technology, Inc., PT Acquisition Corporation I and the
                                 Registrant (6)
          21               --    Subsidiaries of Registrant
          23               --    Consent of Arthur Andersen LLP
          24               --    Power of Attorney (contained on signature pages hereto)
          27               --    Financial Data Schedule

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

(3) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated June 21, 1996.

(4) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated July 31, 1996.

(5) Incorporated by reference to the Company's Registration Statement on Forms S-8 (File No. 333-42949)

(6) Incorporated by reference to the exhibits to the company's Current Report on Form 8-K dated February 20, 1998.

(7) Incorporated by reference to the Company's Registration Statement on Form 8-A/A (File No. 0-28004)